Form 10-Q
period 2023-06-30
KKR Private Equity Conglomerate LLC
filed 2023-08-14
CIK 1957845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to        .

Commission file number 000-56540
KKR Private Equity Conglomerate LLC
(Exact name of registrant as specified in its charter)

Delaware	88-4368033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Hudson Yards, New York, NY	10001
(Address of principal executive offices)	(Zip Code)
(212) 750-8300
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

As of August 14, 2023, the registrant had 7,300,842 Class R-U Shares, 723,000 Class R-I Shares, 4,314,539 Class E Shares, 40 Class G Shares and 40 Class H Shares outstanding.

Special Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•our future operating results;
•our business prospects and the prospects of the portfolio companies we own and control;
•the impact of the acquisitions that we expect to make;
•our ability to raise sufficient capital to execute our acquisition strategies;
•the ability of the Manager to source adequate acquisition opportunities to efficiently deploy capital;
•the ability of our portfolio companies to achieve their objectives;
•our current and expected financing arrangements;
•changes in the general interest rate environment;
•the adequacy of our cash resources, financing sources and working capital;
•the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with the Manager or any of its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we own and control portfolio companies;
•our use of financial leverage;
•the ability of the Manager to identify, acquire and support our portfolio companies;
•the ability of the Manager or its affiliates to attract and retain highly talented professionals;
•our ability to structure acquisitions and joint ventures in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and
•the tax status of the enterprises through which we own and control portfolio companies.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our latest registration statement on Form 10 under the Exchange Act, as amended (the “Registration Statement”). Other factors that could cause actual results to differ materially include:

•changes in the economy;
•risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy; and
•future changes in laws or regulations and conditions in our operating areas.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by law.

Part 1.    Financial Information
Item 1.    Financial Statements
KKR Private Equity Conglomerate LLC
Statements of Assets and Liabilities

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$1,000	$1,000
Deferred offering costs	1,347,974	157,568
Due from Manager	7,362,600	3,634,620
Other assets	450,510	—
Total assets	$9,162,084	$3,793,188

Liabilities
Organization costs payable	$7,013,438	$3,634,620
Offering costs payable	1,346,716	157,568
Other accrued expenses and liabilities	472,455	—
Due to Manager	328,475	—
Total liabilities	$9,161,084	$3,792,188

Commitments and contingencies (Note 4)

Net assets	$1,000	$1,000

Net assets are comprised of:
Class G Shares, 40 shares authorized, issued and outstanding	$1,000	$1,000
Net assets	$1,000	$1,000
Shares outstanding	40	40
Net asset value per share	$25.00	$25.00
See notes to financial statements.

KKR Private Equity Conglomerate LLC
Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Operating expenses
Organization costs	$1,915,826	$3,706,035
General and administrative	21,945	21,945
Total operating expenses	$1,937,771	$3,727,980
Less: Operating expenses reimbursed by Manager	(1,937,771)	(3,727,980)
Net operating expenses	$—	$—
Net investment income	$—	$—
See notes to financial statements.

KKR Private Equity Conglomerate LLC

Notes to Financial Statements (Unaudited)

1.Organization

KKR Private Equity Conglomerate LLC (“K-PEC” and the “Company”) was formed on December 6, 2022 as a limited liability company under the laws of the state of Delaware and the Company operates its business in a manner permitting it to be excluded from the definition of an “investment company” under the Investment Company Act of 1940, as amended. The Company is a holding company that seeks to acquire, own and control portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation through joint ventures. The Company expects that its portfolio companies will operate principally in the following business lines: Business & Financial Services; Consumer & Retail; Healthcare; Impact; Industrials; and Technology, Media & Telecommunications.

K-PEC plans to conduct a continuous private offering of its shares in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

The Company is sponsored by Kohlberg Kravis Roberts & Co. L.P. (together with its subsidiaries, “KKR”) and expects to benefit from KKR’s institutional private equity platform pursuant to a management agreement to be entered into with KKR DAV Manager LLC (the “Manager”) to support the Company in managing its portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation through joint ventures diversified by sector, industry and geography for shareholders. The Company has no activity as of June 30, 2023 other than matters relating to its organization and offering.

As of June 30, 2023 and December 31, 2022, the only capital contribution to the Company resulted in the issuance of Class G Shares of the Company at an aggregate purchase price of $1,000 to KKR Group Assets Holdings III L.P., an affiliate of the Manager.

As of June 30, 2023 and December 31, 2022, the Company had neither purchased nor contracted to purchase any investments.

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are stated in United States (“U.S.”) dollars. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these financial statements. Actual results could differ from those estimates. A statement of changes in net assets, statement of cash flows and financial highlights have not been presented because the Company has not commenced operations.

The Company’s financial statements are prepared using the accounting and reporting guidance under Accounting Standards Codification 946, Financial Services—Investment Companies (“ASC 946”).

Cash and Cash Equivalents

Cash and cash equivalents consists solely of money market funds with financial institutions with maturities of three or fewer months at the time of acquisition. As of June 30, 2023 and December 31, 2022, the Company was invested in the JPMorgan U.S. Government Money Market Fund.

Organization and Offering Costs

Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. For the three and six months ended June 30, 2023, the Company incurred organization costs of $1,915,826 and $3,706,035, respectively.

Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement. Offering costs are accounted for as deferred costs until operations begin. For continuous offerings, offering costs are then amortized over the first twelve months of operations on a straight-line basis. For the six months ended June 30, 2023 and for the period from December 6, 2022 (date of formation) to December 31, 2022, the total amount of the offering costs incurred by the Company was $1,347,974 and $157,568, respectively.

Valuation of Investments at Fair Value

ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value. The Company recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transaction costs that may be incurred upon disposition of investments.
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes.

Assets and liabilities recorded at fair value on the Statement of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, and are as follows:

Level I — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level II — Inputs other than quoted prices included in Level I that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

Level III — Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be representative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. See “Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates–Valuation of Infrastructure Assets” in this Quarterly Report on Form 10-Q.

Income Taxes

The Company operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, and not as a publicly traded partnership taxable as a corporation. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the Company will be considered a publicly traded partnership and will not meet the qualifying income exception, which would result in the Company being treated as a publicly traded partnership taxed as a corporation, rather than a partnership. In such case, the members would then be treated as shareholders in a corporation, and the Company would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Company would be required to pay income tax at corporate rates on its net taxable income. In addition, the Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Calculation of Net Asset Value

Net asset value ("NAV") by share class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. At the end of each month, any change in our NAV (whether an increase or decrease) is allocated among each share class based on the relative percentage of the previous aggregate NAV for each class, adjusted for issuances of shares that were effective on the first calendar day of such month and repurchases that were effective on the last calendar day of such month. Net asset value per share for each class is calculated by dividing the net asset value for that class by the total number of outstanding shares of that class on the reporting date.

3.Related Party Transactions

Initial Capital Contribution

On December 6, 2022, KKR made an initial capital contribution that resulted in the issuance of 40 Class G Shares of the Company at an aggregate purchase price of $1,000 to KKR Group Asset Holdings III L.P., an indirect subsidiary of KKR.

Management Agreement

On July 27, 2023, the Company entered into a management agreement with the Manager (“Management Agreement”). Pursuant to the Management Agreement, the Manager is responsible for sourcing, evaluating and monitoring the Company’s acquisition opportunities and making recommendations to the Company’s executive committee related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s acquisition objectives, guidelines, policies and limitations, subject to oversight by the Company’s Board of Directors (the “Board”).

Expense Limitation and Reimbursement Agreement

The Company has entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager pursuant to which the Manager has agreed to forego an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company to the extent necessary so that, for any year, the Company’s annualized Specified Expenses (as defined below) do not exceed 0.60% of the Company’s net assets as of the end of each calendar month. The Company has agreed to carry forward the amount of any foregone management fee and/or expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within three years from the end of the month in which the Manager waived or reimbursed such fees or expenses, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.60% of the Company’s net assets at the end of each calendar month. The Manager may recapture a Specified Expense in the same year it is incurred. This arrangement cannot be terminated prior to June 30, 2024 without the Board’s consent. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the management fee, (ii) the performance participation allocation, (iii) the servicing fee, (iv) the distribution fee, (v) portfolio company level expenses, (vi) brokerage costs or other acquisition-related out-of-pocket expenses, including with respect to unconsummated transactions, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees and officers of the Company), (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

The Expense Limitation Agreement will be in effect through and including June 30, 2024, but may be renewed by the mutual agreement of the Manager and the Company for successive terms. Under the Expense Limitation Agreement, the Company has agreed to carry forward the amount of the foregone management fees and/or expenses paid, absorbed or reimbursed by the Manager for a period not to exceed three years from the end of the month in which the Manager waived or reimbursed such fees or expenses.

As of June 30, 2023, the Manager agreed to reimburse expenses of $1,937,771 and $3,727,980 incurred by the Company for the three and six months ended June 30, 2023, pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a three year period. As of June 30, 2023, the Company recorded $7,362,600 as Due from Manager related to amounts waived under the Expense Limitation Agreement to date and $328,475 as Due to Manager related to amounts paid by the Manager on behalf of the Company.

As of June 30, 2023 and December 31, 2022, management believes that it is not probable for the Company to be required to reimburse the expenses waived by the Manager.

4.Commitments and Contingencies

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Indemnification

Under the Company’s amended and restated limited liability company agreement (the “LLC Agreement”) and organizational documents, the members of the Board, the Manager, KKR, and their respective affiliates, directors, officers, representatives, agents and employees are indemnified against certain liabilities arising out of the performance of their duties to the Company. In the normal course of business, the Company enters into contracts that contain a variety of representations and that provide general indemnifications. The Company’s maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against the Company.

5.Subsequent Events

Class H Shares Issuance

On July 27, 2023, the Company issued to K-PRIME GP LLC a total of 40 Class H Shares of the Company at $25.00 per Class H Share for aggregate consideration of $1,000.

For as long as the Management Agreement has not been terminated, the Class H Members (as defined in the Company’s LLC Agreement) may receive a Performance Participation Allocation from the Company.

Unregistered Sale of Equity Securities

As of August 1, 2023, the Company issued and sold the following Investor Shares (the “Investor Shares”) of the Company to third party investors for cash:

Class	Number of Shares Sold (1)	Consideration (1)
Class R-I Shares	723,000	$18,075,000
Class R-U Shares	7,300,842	$182,521,050

(1) Share and dollar amounts are rounded to the nearest whole number.

Investments
On August 1, 2023, the Company issued to KKR Alternative Assets LLC (an indirect subsidiary of KKR & Co. Inc.) 4,314,539 Class E Shares of the Company at $25.00 per Class E Share in exchange for the contribution to the Company of ownership interests in (i) Groundworks, LLC, a residential foundation repair and water management service company, (ii) Accuris (f/k/a S&P Engineering Solutions), formerly a division of S&P Global Inc., dedicated to providing search and workflow tools for the global engineering community, (iii) April SAS, a wholesale insurance broker, (iv) CoolIT Systems Inc., a provider of direct-to-chip liquid cooling for commercial datacenters and consumer desktop computers, and (v) Industrial Physics, Inc., a manufacturer of testing and measurement instruments and associated aftermarket parts and services.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

Overview

KKR Private Equity Conglomerate LLC (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) was formed on December 6, 2022 as a limited liability company under the laws of the state of Delaware and we operate our business in a manner permitting us to be excluded from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are a holding company that seeks to acquire, own and control portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation through joint ventures (“Joint Ventures”). The Company expects that its portfolio companies will operate principally in the following business lines: Business & Financial Services; Consumer & Retail; Healthcare; Impact; Industrials; and Technology, Media & Telecommunications.

We are sponsored by Kohlberg Kravis Roberts & Co. L.P. (together with its subsidiaries, “KKR”) and expect to benefit from its industry leading institutional private equity sourcing and portfolio management platform pursuant to a management agreement with the Manager (the “Management Agreement”) entered into with KKR DAV Manager LLC (the “Manager”) to support the Company in managing its portfolio companies with the objective of generating risk-adjusted returns and achieving medium-to-long-term capital appreciation through Joint Ventures diversified by sector, industry and geography for shareholders (the “Shareholders”). We have no operations as of June 30, 2023 other than matters relating to our organization and Private Offering.

We have been established by KKR as the flagship conglomerate to own and control joint ventures (“Joint Ventures”) that, directly or indirectly, own majority stakes in portfolio companies, and to a lesser extent, Joint Ventures that own influential yet non-majority stakes in portfolio companies. Our Joint Ventures will focus on acquiring geographically diversified portfolio companies that operate principally in business lines that are crucial to the global economy: Business & Financial Services; Consumer & Retail; Healthcare; Impact; Industrials; and Technology, Media & Telecommunications.

A key part of our strategy is to form Joint Ventures by pooling capital with KKR Vehicles (as defined below) that target acquisitions of portfolio companies that are compatible with our business strategy. We expect that we will own nearly all of our portfolio companies through Joint Ventures alongside one or more KKR Vehicles and that the Joint Ventures will be managed in a way that reflects the commonality of interests between the KKR Vehicles and the Company. The Company and the KKR Vehicles in a Joint Venture will both have a shared interest in maximizing value of the Joint Venture, and we believe that a joint acquisition and management strategy that pools the resources of the KKR Vehicles and the Company will lead to greater opportunities to gain sufficient influence or control over portfolio companies to deploy an operations-oriented management approach to value creation with the objective of achieving capital appreciation for all interest holders in the Joint Venture. We plan to own all or substantially all of our Joint Venture interests and other interests in portfolio companies directly or indirectly through our wholly-owned operating subsidiary, K-PEC Holdings LLC (the “Operating Subsidiary”). In turn, we expect our Operating Subsidiary to hold our interests in portfolio companies and Joint Ventures through one or more corporations, limited liability companies or limited partnerships. We expect that most of our Joint Ventures will own a majority of, and/or have primary control over, the underlying portfolio company. The Company and the applicable KKR Vehicle will hold the interests in each portfolio company as co-general partners of the relevant Joint Venture, but the relative economic interests in such Joint Venture will vary from acquisition to acquisition.

We expect that over the long term, Joint Ventures and portfolio companies will make up approximately 80% of our assets. Additionally, we expect that up to 20% of our assets will consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high yield credit, asset backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include securities or loans of KKR portfolio companies) (collectively, the “Liquidity Portfolio”) in each case in order to provide us with income, to facilitate capital deployment and provide a potential source of liquidity. These types of liquid assets may exceed 20% of our assets at any given time due to the initial ramp-up period, distributions from, or dispositions of, portfolio companies or for other reasons as our Manager determines. Moreover, we will not acquire any cryptocurrency, and (a) no more than 5% of our assets will consist of interests in “blind pools” and (b) no more than 10% of our assets will consist of publicly traded equity securities (not including any portfolio company that becomes publicly traded during the term of our ownership).

We have a board of directors (the “Board”) whose corporate governance responsibilities are based on fiduciary duties applicable to Delaware limited liability companies, as modified by our amended and restated limited liability company agreement (the “LLC Agreement”). The Board consists of six directors, half of whom are independent. The Board oversees the management of the Company and the performance of the Manager. Actual or potential conflicts of interest will arise from time to time between the Company, KKR and the KKR Vehicles. Our independent directors are expected to approve protocols for handling actual and potential conflicts of interest and may be called upon from time to time to approve specific conflicts on behalf of our audit committee.

As of June 30, 2023, we had neither engaged in any principal operations nor generated any revenues. Our entire activity since inception through June 30, 2023 was to prepare for our proposed fundraising through a continuous private offering of our shares to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). We currently offer eight classes of investor shares: Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, the “Investor Shares” and, collectively with the Class E Shares, Class F Shares, Class G Shares or Class H Shares, the “Shares”). We may offer additional classes of Investor Shares in the future. The share classes have different upfront selling commissions and ongoing distribution and servicing fees.

As of June 30, 2023 and December 31, 2022, the Company had neither purchased nor contracted to purchase any investments.

The funds, investment vehicles and accounts managed, now or in the future, by KKR, the Manager, KKR Credit or any of their respective affiliates (excluding for this purpose, KKR proprietary entities), including funds, investment vehicles and accounts pursuing the following strategies: private equity (including growth equity, impact, and core strategies), credit (including (i) leveraged credit strategies, including leveraged loan, high-yield bond, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including strategic investments and private credit strategies such as direct lending and private opportunistic credit (or mezzanine) investment strategies), and real asset strategies (including real estate, energy and infrastructure strategies) are collectively referred to herein as “KKR Vehicles.”

Share Repurchases

We do not currently intend to list our Shares for trading on any securities exchange or any other trading market. There is currently no secondary market for our Shares, and we do not expect any secondary market to develop for our Shares. While a Shareholder should view its investment as long term with limited liquidity, we have adopted a share repurchase plan, whereby on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares.

We may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate net asset value (“NAV”) of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares, Class R-I Shares or Class F Shares under our share repurchase plan will be limited to no more than 5.0% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). We do not expect to make repurchases of our Shares under our share repurchase plan until after December 31, 2023.

There may be quarters in which we do not repurchase Shares, and it is possible that we will not repurchase Shares at all for an extended period. If our Board determines, on the recommendation of the Repurchase Committee of the Company, that we should not repurchase Shares, Shareholders may not be able to sell their Shares as it is unlikely that a secondary market for the Shares will develop or, if a secondary market does develop, Shareholders may be able to sell their Shares only at substantial discounts to the applicable NAV per Share. If we do repurchase Shares, we may be required to borrow cash or to sell assets to purchase Shares that are submitted for repurchase, which may increase risks for remaining Shareholders and increase expenses as a percentage of assets.

Results of Operations

As of June 30, 2023, we were in our organizational period and had not commenced significant operations. We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to acquire portfolio companies with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

From December 6, 2022 (date of our initial capitalization) through June 30, 2023, we had not commenced our principal operations and were focused on our formation and the registration statement for the Company. Our Registration Statement automatically became effective on June 13, 2023.

For the three and six months ended June 30, 2023, we incurred organization costs of $1,915,826 and $3,706,035 respectively. Such costs represent legal, accounting, and other corporate services.

Investment Income

We plan to generate revenues primarily from our long-term ownership and operation of Joint Ventures and portfolio companies and investments in our Liquidity Portfolio, which may consist of dividend income, interest income, and net realized gains or losses and net change in unrealized appreciation or depreciation.

Expenses

Management Fee

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee (the “Management Fee”) from the Company. The Management Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to Class S Shares, Class D Shares, Class U Shares and Class I Shares, (ii) 1.0% per annum of the month-end NAV attributable to Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (provided that such shares are purchased by an investor as part of an intermediary’s aggregate subscription for at least $100 million during the 12-month period following the Initial Offering), and 1.25% per annum of the month-end NAV attributable to such shares thereafter, each before giving effect to any accruals for the Management Fee, the Distribution Fee, the Servicing Fee, the Performance Participation Allocation, share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly holds a portfolio company, as determined in the good faith judgment of the Manager.

In addition to the fees paid to the Manager, we will pay all other costs and expenses of our operations, including compensation of our employees and non-investment professional employees of the Manager or KKR, directors, custodial expenses, leveraging expenses, transfer agent expenses, legal fees, expenses of independent auditors, expenses of our periodic repurchases, expenses of preparing, printing and distributing offering documents, shareholder reports, notices, proxy statements and reports to governmental agencies and taxes, if any. The Management Fee will be offset by certain fees and expenses.

Performance Participation Allocation

KKR is allocated the “Performance Participation Allocation” equal to 15.0% of the Total Return attributable to Investor Shares subject to a 5.0% annual Hurdle Amount and a High Water Mark, with a 100% Catch-Up (each as defined below). Such allocation will be measured and allocated or paid annually and accrued monthly (subject to pro-rating for partial periods) payable either in cash or in Class F Shares. Specifically, KKR is allocated a Performance Participation Allocation in an amount equal to:

•First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to KKR equals 15.0% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to KKR pursuant to this clause (any such amount, the “Catch-Up”); and

•Second, to the extent there are remaining Excess Profits, 15.0% of such remaining Excess Profits.

KKR will also be allocated a Performance Participation Allocation with respect to all Investor Shares that are repurchased in connection with repurchases of shares in an amount calculated as described above with the relevant period being the portion of the Reference Period (as defined below) for which such Shares were outstanding, and proceeds for any such share repurchases will be reduced by the amount of any such Performance Participation Allocation.

KKR may elect to receive the Performance Participation Allocation in cash and/or Class F Shares. If the Performance Participation Allocation is paid in Class F Shares, such shares may be repurchased at KKR’s request and will be subject to the repurchase limitations of our share repurchase plan. To align its economic interests with those of Shareholders, KKR has an internal policy that delays the timing for when it will receive cash proceeds in respect of the Performance Participation Allocation. Pursuant to this internal policy, KKR intends (i) to initially elect to receive the Performance Participation Allocation in Class F Shares and (ii) to only request for repurchase such Class F Shares in our share repurchase plan at such times and in such amounts so that, on an inception-to-date basis, KKR does not receive cumulative cash proceeds from any repurchased Class F Shares greater than 15.0% of the sum of (x) gross realized gains (net of realized losses), interest income, and certain other cash distributions from all assets; plus (y) gross unrealized gains (net of unrealized losses) from indefinite life assets (as determined by KKR) generated by the Company’s assets on an inception-to-date basis. KKR has the right to modify or revoke this internal policy at any time, but will give Shareholders at least one calendar-quarter’s notice prior to making significant changes to this internal policy.

“Total Return” for any period since the end of the prior Reference Period shall equal the sum of:

i.all distributions accrued or paid (without duplication) on Investor Shares outstanding at the end of such period since the beginning of the then-current Reference Period; plus

ii.the change in aggregate NAV of such Investor Shares since the beginning of the Reference Period before giving effect to (x) changes resulting solely from the proceeds of issuances of the Investor Shares, (y) any allocation/accrual to the Performance Participation Allocation and (z) applicable Distribution Fee and Servicing Fee expenses (including any payments made to the Company for payment of such expenses).

For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the NAV of Investor Shares issued during the then-current Reference Period, (ii) treat any withholding tax on distributions paid by or received by the Company as part of the distributions accrued or paid on Investor Shares, (iii) exclude the proceeds from the initial issuance of such Shares and (iv) exclude any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly invests in a portfolio company, as determined in the good faith judgment of the Manager.

“Hurdle Amount” for any period during a Reference Period means that amount that results in a 5.0% annualized internal rate of return on the NAV of the Investor Shares outstanding at the beginning of the then-current Reference Period and all Investor Shares issued since the beginning of the then-current Reference Period, calculated in accordance with recognized industry practices and taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such Shares but excluding applicable expenses for the Distribution Fee and the Servicing Fee.

The ending NAV of Investor Shares used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the Performance Participation Allocation and applicable expenses for the Servicing Fee. For the avoidance of doubt, the calculation of the Hurdle Amount for any period will exclude any Investor Shares repurchased during such period, which shares will be subject to the Performance Participation Allocation upon repurchase as described above.

Except as described in “Loss Carryforward Amount” below, any amount by which Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.

KKR will not be obligated to return any portion of the Performance Participation Allocation paid due to the subsequent performance of the Company.

“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return; provided, that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Investor Shares repurchased during the applicable Reference Period, which Shares will be subject to the Performance Participation Allocation upon repurchase as described above. For the avoidance of doubt, with respect to Shares repurchased during the applicable Reference Period, the Loss Carryforward Amount shall not include amounts that would have been attributable to such repurchased Shares had such Shares not been repurchased during the applicable Reference Period. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Performance Participation Allocation. This is referred to as a “High Water Mark.”

“Reference Period” means the applicable calendar year.

Distribution Fees and Servicing Fees

The Company will pay KKR Capital Markets LLC ongoing distribution and servicing fees (a) of 0.85% of NAV per annum for Class S Shares, Class U Shares, Class R-S Shares and Class R-U Shares only (consisting of a 0.60% distribution fee (the “Distribution Fee”) and a 0.25% shareholder servicing fee (the “Servicing Fee”)), accrued and payable monthly and (b) of 0.25% for Class D Shares and Class R-D Shares only (all of which constitutes payment for shareholder services, with no payment for distribution services) in each case as accrued, and payable monthly. None of Class I Shares, Class R-I Shares or the KKR Shares will incur the Distribution Fee or the Servicing Fee. The dealer-manager generally expects to reallow the Distribution Fee and Servicing Fee to participating broker dealers or other intermediaries. The Company may also pay for certain sub-transfer agency, platform, sub-accounting and administrative services outside of the Distribution Fee and Servicing Fee.

The Manager remits payment of the ongoing Distribution Fees and Servicing Fees on behalf of the Company and is reimbursed by the Company for such payments.

Administration

On August 1, 2023, the Company entered into an administration agreement with an administrator (the “Administrator”) pursuant to which the Administrator is responsible for generally performing administrative services of the Company. Pursuant to the administration agreement, the Administrator is entitled to receive a monthly fee based on the monthly value of the Company’s net assets, subject to a minimum annual fee, plus out-of-pocket expenses.

Organizational and Offering Expenses

The Company will reimburse the Manager or its affiliates for organization and offering costs incurred prior to the commencement of operations of the Company subject to the Expense Limitation and Reimbursement Agreement discussed below (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company), to the extent necessary so that, for any fiscal year, the Company’s annualized “Specified Expenses” (defined below) do not exceed 0.60% of the Company’s net assets as of the end of each calendar month.

Expense Limitation and Reimbursement Agreement

Pursuant to an Expense Limitation and Reimbursement Agreement, through and including June 30, 2024, the Manager has agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary so that, for any fiscal year, the Company’s annualized “Specified Expenses” (defined below) do not exceed 0.60% of the Company’s net assets as of the end of each calendar month. The Company has agreed to carry forward the amount of any foregone Management Fee and expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within three years from the end of the month in which the Manager waived or reimbursed such fees or expenses, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.60% of the Company’s net assets at the end of each calendar month. The Manager may recapture a Specified Expense in the same year it is incurred. This arrangement cannot be terminated prior to June 30, 2024 without the Board’s consent. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the Management Fee, (ii) the Performance Participation Allocation, (iii) the Servicing Fee, (iv) the Distribution Fee, (v) portfolio company or Joint Venture level expenses, (vi) brokerage costs or other acquisition-related out-of-pocket expenses, including with respect to unconsummated transactions, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining and compensating employees and officers), (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

The Company has agreed that its obligations under the Expense Limitation and Reimbursement Agreement shall survive termination of the Expense Limitation and Reimbursement Agreement. Further, upon dissolution, liquidation, sale of substantially all of the assets of the Company or termination of the Management Agreement, including termination of the Management Agreement by the Company, the Company has agreed first to reimburse the Manager any amounts previously reimbursed by the Manager to the Company under the Expense Limitation and Reimbursement Agreement in excess of the total Management Fee that would have otherwise been due to the Manager by the Company

Company Expenses

The Company will bear all expenses of its operations, including, without limitation, expenses incurred by the Company, as well as all fees, costs and expenses fairly allocable to the Company, including: (a) fees, costs and expenses of outside counsel, accountants, auditors, appraisers, valuation experts, consultants, administrators, custodians, depositories, trustees and other similar outside advisors and service providers with respect to the Company and its portfolio companies (including allocable compensation and expenses of Senior Advisors, Executive Advisors and Industry Advisors and allocable fees and expenses of KKR Capstone related to the Company’s activities, and including the cost of any valuation of, or fairness opinion relating to, any portfolio company or other asset or liability, or potential transaction, of the Company); (b) fees, costs and expenses, including allocable compensation and overhead of Applicable Employees or other KKR personnel, incurred in association with the administration of the Company and its assets; (c) fees, costs and expenses of identifying, investigating (and conducting diligence with respect to), evaluating, structuring, consummating, holding, monitoring or selling potential and actual portfolio companies, including (i) brokerage commissions, clearing and settlement charges, investment banking fees, bank charges, placement, syndication and solicitation fees, arranger fees, sales commissions and other investment, execution, closing and administrative fees, costs and expenses; (ii) any travel-related costs and expenses incurred in connection therewith (including costs and expenses of accommodations and meals, costs and expenses related to attending trade association meetings, conferences or similar meetings for the purposes of evaluating actual or potential business opportunities, including with respect to travel on non-commercial aircraft, costs of travel at a comparable business class commercial airline rate), including any such expenses incurred in connection with attendance at meetings of the portfolio management committees; (iii) expenses associated with portfolio and risk management, including hedging transactions, currency hedging and other similar arrangements for hedging purposes; (iv) fees, costs and expenses incurred in the organization, operation, administration, restructuring or winding-up, dissolution, liquidation and termination of any entities through which the Company acquires assets; (v) fees, costs and expenses of outside counsel, accountants, auditors, consultants (including KKR Capstone) and other similar outside advisors and service providers incurred in connection with designing, implementing and monitoring participation by portfolio companies in compliance and operational “best practices” programs and initiatives; and (vi) fees, costs and expenses (including allocable compensation and overhead of Applicable Employees or other KKR personnel engaged in the foregoing activities) incurred in connection with assessing and reporting the social and environmental impact and environmental, social and governance performance of portfolio companies and potential portfolio companies (including fees, costs and expenses payable to BSR (formerly, “Business for Social Responsibility”) and/or any similar third-party service provider) and of outside counsel, accountants, auditors, consultants and other similar outside advisors and service providers incurred in connection with designing, implementing and monitoring any impact assessment program; (d) any taxes, fees or other governmental charges levied against the Company or on its income or assets or in connection with its business or operations, including the business or operations of any entities through which the Company invests, and preparation expenses in connection with such governmental charges or to otherwise comply with applicable tax reporting obligations or any legal implementation of such regimes, but excluding any amounts to the extent that the Company has been reimbursed therefor; (e) fees, costs and expenses incurred in connection with any audit, examination, investigation or other proceeding by any taxing authority or incurred in connection with any governmental inquiry, investigation or proceeding, in each case, involving or otherwise applicable to the Company, including the amount of any judgments, settlements, remediation or fines paid in connection therewith, excluding, any fine or penalty paid by KKR or any of its affiliates to a governmental body of competent jurisdiction on the basis of a finding that KKR or its affiliate has breached a fiduciary duty to the Company or the shareholders (for the avoidance of doubt, the foregoing does not include any fine or penalty related to activities taken by KKR or its affiliates on behalf of the Company); (f) fees, costs and expenses of the Board and any third-party advisory committees (including, without limitation, (1) travel, accommodation, meal, event, entertainment and other similar fees, costs and expenses in connection with meetings of the Board (including such fees, costs and expenses incurred with respect to non-independent directors) and (2) the fees, costs and expenses of any legal counsel or other advisors retained by, or at the direction or for the benefit of, the Board); (g) fees, costs and expenses of holding any annual or other information meeting of the shareholders (including (1) meal, event, entertainment and other similar fees, costs and expenses and (2) travel and accommodation costs of KKR personnel, Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors and Capstone Executives attending such annual or other information meetings (including with respect to travel on non-commercial aircraft, costs of travel at a comparable business class commercial airline rate)); (h) the portion fairly allocable to the Company of fees, costs and expenses (including allocable compensation and expenses of KKR personnel who are attorneys, accountants and tax advisors or professionals) incurred in connection with legal, regulatory and tax services provided on behalf of the Company, its portfolio companies and compliance with U.S. federal, state or local law or other non-U.S. law or other law and regulation relating to the Company’s activities (including expenses relating to the preparation and filing of reports and notices to be filed with the U.S. Commodity Futures Trading Commission, reports, filings, disclosures and notices prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities and/or any other regulatory filings, notices or disclosures of the KKR Advisors and/or their respective affiliates relating to the Company and its activities); (i) fees, costs and expenses associated with the Company’s administration, the administration of assets, financial planning and treasury activities, the preparation and delivery of all of the Company’s financial statements, tax returns and Schedule K-1s (including any successors thereto), reporting on impact and ESG-related matters, subscriptions, distribution notices, other reports and notices and other required or requested information (including the cost of any third-party administrator that provides accounting and administrative services to the Company), fees, costs and expenses incurred to audit such reports, provide access to such reports or information (including through a website or other portal) and any other operational, secretarial or postage expenses relating thereto or arising in connection with the distribution thereof (and including, in each case, technology development and support with respect to such activities, other administrative support therefor and allocable compensation and overhead of KKR personnel engaged in the aforementioned activities and KKR personnel providing oversight of any third-party administrator engaged in the aforementioned activities); (j) principal, interest on and fees, costs and expenses relating to or arising out of all borrowings made by the Company, including fees, costs and expenses incurred in connection with the negotiation and establishment of the relevant credit facility, credit support or other relevant arrangements with respect to such borrowings or related to securing the same by mortgage, pledge or other encumbrance, if applicable; (k) fees, costs and expenses related to the offering of Shares (including expenses associated with updating the offering materials, expenses associated with printing such materials, expenses associated with subscriptions and redemptions, and travel expenses relating to the ongoing offering of Shares) or a transfer of Shares or repurchase (but only to the extent not paid or otherwise borne by the transferring shareholder and/or the assignee of the transferring shareholder, as applicable); (l) fees, costs and expenses incurred in connection with any amendments, restatements or other modifications to, and compliance with the private placement memorandum, this Registration Statement, the LLC Agreement, any other constituent or related documents of the Company, including the solicitation of any consent, waiver or similar acknowledgment from the shareholders or preparation of other materials in connection with compliance (or monitoring compliance) with such documents; (m) fees, costs and expenses related to procuring, developing, implementing or maintaining information technology, data subscription and license-based services, research publications, materials, equipment and services, computer software or hardware and electronic equipment used in connection with providing services to the Company (including in connection with reporting and valuations), in connection with identifying, investigating (and conducting diligence with respect to) or evaluating, structuring, consummating (including license fees and maintenance costs for workflow technology that facilitates) the closing of acquisitions by, among other things, managing allocations (as between the Company or other relevant persons, conflicts of interest and compliance with law, all in accordance with policies and procedures established by KKR and its affiliates), holding, monitoring or selling potential and actual portfolio companies, or in connection with obtaining or performing research related to potential or actual acquisitions, industries, sectors, geographies or other relevant market, economic, geopolitical or similar data or trends, including risk analysis software; (n) premiums and fees for insurance for the benefit of, or allocated to, the Company (including directors’ and officers’ liability, errors and omissions or other similar insurance policies, and any other insurance for coverage of liabilities incurred in connection with the activities of, or on behalf of, the Company, including an allocable portion of the premiums and fees for one or more “umbrella” policies that cover the Company, KKR and its affiliates) and costs of ERISA fidelity bonds; (o) expenses of any actual or potential litigation or other dispute related to the Company or any actual or potential acquisition (including expenses incurred in connection with the investigation, prosecution or defense of litigation and the appointment of any agents for service of process on behalf of the Company) and other extraordinary expenses related to the Company or such acquisitions (including fees, costs and expenses classified as extraordinary expenses under generally accepted accounting principles in the United States) and the amount of any judgments, fines, remediation or settlements paid in connection therewith, directors and officers, liability or other insurance (including title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company, in each case, to the extent such costs, expenses and amounts relate to claims or matters that are otherwise entitled to indemnification under applicable law; (p) fees, costs and expenses incurred in connection with the dissolution and winding up of the Company; (q) all other costs and expenses of the Company and its affiliates in connection with the business or operation of the Company and its portfolio companies; and (r) Broken Deal Expenses (as defined in the LLC Agreement) (excluding such expenses that have been netted against Other Fees) (collectively, “Company Expenses”). For the avoidance of doubt, Company Expenses may include any of the fees, costs, expenses and other liabilities described above incurred in connection with services provided, or other activities engaged in, by KKR and its affiliates, in addition to third parties. In determining the amount of Company Expenses that may be fairly allocable to the Company and to any KKR Vehicles that may participate in Joint Ventures with the Company, the Manager and its affiliates will take into account such factors as they deem appropriate, including, for example, committed or available capital of the Company and KKR Vehicles, the amount of capital historically held or remaining in a particular holding or similar holdings, the aggregate net asset value of the Company and KKR Vehicles and the percentage of similar acquisitions in which the Company or KKR Vehicles have historically participated. The Company will reimburse the Manager or its affiliates for expenses described above that are incurred prior to the commencement of operations of the Company, including allocable compensation and overhead of KKR personnel involved in the formation and establishment of the Company and its subsidiaries.

The Company will bear any extraordinary expenses it may incur, including any litigation expenses.

Hedging Activities

The Company may, but is not obligated to, engage in hedging transactions for the purpose of efficient portfolio management. The Manager may review the Company’s hedging policy from time to time depending on movements and projected movements of relevant currencies and interest rates and the availability of cost-effective hedging instruments for the Company at the relevant time.

With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our debt acquisitions to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any projects or acquisitions outside of the U.S., we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Liquidity and Capital Resources

KKR has made an initial capital contribution of $1,000 in cash, in exchange for 40 Class G Shares. The Company may issue Class E Shares to KKR in connection with the Company’s acquisition of additional assets in the future. KKR currently holds all of the Company’s outstanding Class G Shares. As of June 30, 2023 and December 31, 2022, KKR was our only Shareholder.

We expect to generate cash primarily from the net proceeds of our continuous Private Offering, cash flows from our operations, any financing arrangements we may enter into in the future and any future offerings of our equity or debt securities.

Our primary use of cash will be for acquisition of portfolio companies (including the repurchase of Class E Shares pursuant to the KKR Share Repurchase Arrangement, effective July 27, 2023), the cost of operations (including the Management Fee and Performance Participation Allocation), debt service of any borrowings, periodic repurchases, including under the share repurchase plan (as described herein).

Our activities could be materially affected by market, economic and political conditions globally and in the jurisdictions and sectors in which we acquire portfolio companies, including economic outlook, factors affecting interest rates, the availability of credit, currency exchange rates and trade barriers. These factors are outside the Manager’s control and could adversely affect the liquidity and value of our holdings and reduce our ability to make attractive new acquisitions. Difficult market conditions could adversely affect us by reducing the value or performance of our portfolio companies or by reducing our ability to obtain appropriate financing, each of which could negatively impact the returns to our shareholders. See “Item 1A. Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways” in our Registration Statement.

Cash Flows

On December 6, 2022, the Company was capitalized with a $1,000 investment by KKR. There have been no other cash flows from our inception through June 30, 2023.

As of June 30, 2023 and December 31, 2022, we had not declared or paid any distributions.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that management believes will be critical once we commence principal operations. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Valuation of Portfolio Companies

The Company’s portfolio companies will be valued at fair value in a manner consistent with GAAP, including Accounting Standards Codification 820, Fair Value Measurements and Disclosure (“ASC 820”), issued by the Financial Accounting Standards Board. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

There is no single standard for determining fair values of holdings that do not have a readily available market price and, in many cases, such fair values may be best expressed as a range of fair values from which a single estimate may be derived in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each acquisition while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates.

When making fair value determinations for portfolio companies that do not have readily available market prices, the Manager will consider industry-accepted valuation methodologies, such as: (i) an income approach, (ii) a market approach, (iii) milestone valuation analysis and (iv) last round of financing analysis. The income approach derives fair value based on the present value of cash flows that a business or asset is expected to generate in the future. The market approach relies upon valuations for comparable companies, transactions or assets, and includes making judgments about which companies, transactions or assets are comparable. The milestone valuation analysis uses various quantitative milestones (e.g., successful achievement of a regulatory approval, commercial launch of a product, achievement of significant commercial traction) in order to determine the current value of the portfolio company relative to a prior valuation. The last round of financing analysis may be used to value growth equity portfolio companies when milestones and progress achieved since the portfolio company’s last round of financing can inform the valuation of upcoming rounds of financing. A blend of approaches may be relied upon in arriving at an estimate of fair value, though there may be instances where it is more appropriate to utilize one approach. The Manager also considers a range of additional factors that it deems relevant, including a potential sale of a portfolio company, macro and local market conditions, industry information and the portfolio company’s historical and projected financial data.

Portfolio companies will generally be valued at transaction price initially; however, to the extent the Manager does not believe a portfolio company’s transaction price reflects the current market value, the Manager will adjust such valuation. When making fair value determinations for portfolio companies, the Manager will update the prior month-end valuations by incorporating the then current market comparables and discount rate inputs, any material changes to the portfolio companies’ financial performance since the prior quarter end, as well as any cash flow activity related to the portfolio companies during the month. The Manager will value portfolio companies using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions.

When making fair value determinations for assets that do not have a reliable readily available market price, the Manager will engage one or more independent valuation firms to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date.

Because assets are valued as of a specified valuation date, events occurring subsequent to that date will not be reflected in the Company’s valuations. However, if information indicating a condition that existed at the valuation date becomes available subsequent to the valuation date and before financial information is publicly released, it will be evaluated to determine whether it would have a material impact requiring adjustment of the final valuation.

At least annually, the Manager reviews the appropriateness of the Company’s valuation policies and procedures and will recommend any proposed changes to the Board. From time to time, the Board, and the Manager may adopt changes to the valuation policies and procedures if they determine that such changes are likely to result in a more accurate reflection of estimated fair value.

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” to our financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

See “—Results of Operations” above for our contractual obligations and commitments with payments due subsequent to June 30, 2023.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There was no material change to our market risks during the three months ended June 30, 2023. We had no significant operations as of June 30, 2023. When we commence our principal operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of June 30, 2023, we had no indebtedness and did not use any derivative financial instruments. The Manager will be responsible for the oversight of risks to our business.

Changes in Market Interest Rates

With respect to our proposed business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase.

Credit Risk

Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Co-Chief Executive Officers and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, we were not involved in any material legal proceedings.

Item 1A.    Risk Factors
For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “Item 1A. Risk Factors” in the Company’s Registration Statement. There have been no material changes to the risk factors previously disclosed in the Registration Statement.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Trademark License Agreement

On August 9, 2023, the Company entered into a Trademark License Agreement with Kohlberg Kravis Roberts & Co. L.P. (the “Trademark License Agreement”). Pursuant to the Trademark License Agreement, Kohlberg Kravis Roberts & Co. L.P. granted the Company a license to use the service mark, corporate name and trade name “KKR,” subject to the terms of such agreement.

The foregoing description of material terms of the Trademark License Agreement is qualified in its entirety by reference to the full text of the Trademark License Agreement, which is filed herewith as Exhibit 10.5 and is incorporated herein by reference.

Ratification of Appointment of General Counsel & Secretary

On August 8, 2023, the Board ratified Sung Bum Cho’s appointment as General Counsel & Secretary of the Company. He succeeds Jason Carss, who remains with the Company as Assistant Secretary.

Item 6.    Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2023)

10.1	Management Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2023)

10.2	Dealer-Manager Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2023)

10.3	Custody Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2023)

10.4	Administrative Services Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2023)

10.5	Trademark License Agreement

10.6	Form of Indemnification Agreement

31.1	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KKR PRIVATE EQUITY CONGLOMERATE LLC

/s/ Jeffrey B. Van Horn
Date: August 14, 2023	Jeffrey B. Van Horn
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)