Form 10-Q
period 2023-09-30
KKR Private Equity Conglomerate LLC
filed 2023-11-14
CIK 1957845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

As of October 31, 2023, the registrant had 67,755 Class I Shares, 2,117,525 Class R-I Shares, 15,618,589 Class R-U Shares, 1,967 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our latest registration statement on Form 10 under the Exchange Act, as amended (the “Registration Statement”). Other factors that could cause actual results to differ materially include:

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

Part I.    Financial Information
Item 1.    Financial Statements
KKR Private Equity Conglomerate LLC
Statements of Assets and Liabilities
(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value (cost of $107,863)	$114,116	$—
Cash and cash equivalents	232,549	1
Prepaids and other assets	379	—
Deferred offering costs	1,164	158
Due from Manager	10,680	3,635
Dividends receivable	1,002	—
Unrealized appreciation on foreign currency forward contract	1,455	—
Total assets	$361,345	$3,794

Liabilities
Management fee payable, net	$459	$—
Accrued performance participation allocation	1,300	—
Accrued shareholder servicing fees and distribution fees	20,651	—
Directors fees and expenses payable	55	—
Other accrued expenses and liabilities	1,787	—
Due to Manager	1,642	—
Organization costs payable	7,798	3,635
Offering costs payable	1,396	158
Total liabilities	$35,088	$3,793

Commitments and contingencies (Note 8)

Net assets	$326,257	$1

Net assets are comprised of
Class I Shares, 65,811 shares authorized, issued and outstanding	$1,693	$—
Class R-I Shares, 1,438,086 shares authorized, issued and outstanding	37,001	—
Class R-U Shares, 11,982,497 shares authorized, issued and outstanding	287,561	—
Class G Shares, 40 shares authorized, issued and outstanding	1	1
Class H Shares, 40 shares authorized, issued and outstanding	1	—
Net assets	$326,257	$1
Shares outstanding	13,486,474	40
See notes to financial statements.

KKR Private Equity Conglomerate LLC
Statements of Operations (Unaudited)
(Amounts in Thousands)

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Investment income
Dividend income	$1,873	$1,873
Total investment income	$1,873	$1,873

Operating expenses
Organization costs	$813	$4,589
General and administration expenses	2,600	2,600
Directors fees and expenses	77	77
Deferred offering costs amortization	233	233
Management fee expense, net	459	459
Performance participation allocation	1,300	1,300
Total operating expenses	$5,482	$9,258
Less: Expenses reimbursed by Manager	(3,269)	(7,045)
Net operating expenses	$2,213	$2,213
Net investment loss before taxes	(340)	(340)
Provision for (benefit from) income taxes	—	—
Net investment loss	$(340)	$(340)

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contract
Net change in unrealized appreciation (depreciation) on:
Investments	$7,743	$7,743
Foreign currency translation	(1,490)	(1,490)
Foreign currency forward contract	1,455	1,455
Total net change in unrealized appreciation on investments, foreign currency translation and foreign currency forward contract	$7,708	$7,708

Net increase in net assets resulting from operations	$7,368	$7,368
See notes to financial statements.

KKR Private Equity Conglomerate LLC
Statements of Changes in Net Assets
(Amounts in Thousands)

	Class I Shares	Class R-I Shares	Class R-U Shares	Class E Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2022	$—	$—	$—	$—	$1	$—	$1
Consideration from the issuance of shares	1,675	36,275	301,588	107,863	—	1	447,402
Repurchases of shares	—	—	—	(107,863)	—	—	(107,863)
Accrued shareholder servicing fees and distribution fees	—	—	(20,651)	—	—	—	(20,651)
Net investment loss	—	(31)	(309)	—	—	—	(340)
Net change in unrealized appreciation on investments	18	760	6,965	—	—	—	7,743
Net change in unrealized depreciation on foreign currency translation	(5)	(151)	(1,334)	—	—	—	(1,490)
Net change in unrealized appreciation on foreign currency forward contract	5	148	1,302	—	—	—	1,455
Balance at September 30, 2023 (Unaudited)	$1,693	$37,001	$287,561	$—	$1	$1	$326,257
See notes to financial statements.

KKR Private Equity Conglomerate LLC
Statement of Cash Flows (Unaudited)

(Amounts in Thousands)

For Nine Months Ended September 30, 2023
Operating activities
Net increase in net assets from operations	$7,368
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Deferred offering costs amortization	233
Net change in unrealized appreciation on investments	(7,743)
Net change in unrealized depreciation on foreign currency translation	1,490
Net change in unrealized appreciation on foreign currency forward	(1,455)
Changes in operating assets and liabilities:
(Increase) in prepaids and other assets	(379)
(Increase) in deferred offering costs	(1,239)
(Increase) in due from Manager	(7,045)
(Increase) in dividends receivable	(1,002)
Increase in management fee payable	459
Increase in accrued performance participation allocation	1,300
Increase in other accrued expenses and liabilities	1,787
Increase in directors fees and expenses payable	55
Increase in due to Manager	1,642
Increase in organization costs payable	4,163
Increase in offering costs payable	1,238
Net cash provided by operating activities	872
Financing activities
Proceeds from issuance of shares	339,539
Payment on repurchases of shares	(107,863)
Net cash provided by financing activities	231,676
Net increase in cash and cash equivalents	232,548
Cash and cash equivalents, beginning of period	1
Cash and cash equivalents, end of period	$232,549
Supplemental disclosure of cash flow information
Shares issued in exchange for interests in portfolio companies	$107,863
See notes to financial statements.

KKR Private Equity Conglomerate LLC

Schedule of Investments (Unaudited) as of September 30, 2023

(Amounts in Thousands)

Issuer	Asset	Industry	Geography	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
April SAS	Equity Interest Held through KKR Athena Aggregator L.P.	Financial	EMEA	Level III	EUR	N/A	N/A	$46,456	14.2%
Groundworks Intermediate Holding, LLC	Equity Interest Held through KKR Proof Aggregator A L.P. and KKR Proof Aggregator B L.P.	Consumer Discretionary	North America	Level III	USD	N/A	N/A	34,000	10.4%
Other investments in portfolio companies(1)		Industrial	North America	Level III	USD	N/A	N/A	33,660	10.3%
Total Portfolio Companies (cost of $107,863 )								$114,116	34.9%

Foreign Currency Forward Contract
Barclays Bank PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	June 28, 2024	32,900	$1,455	0.4%
Total Foreign Currency Forward Contract								$1,455	0.4%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	$232,494	71.3%
JPMorgan U.S. Government Money Market Fund		N/A	N/A	Level I	USD	N/A	N/A	55	—%
Total Investments in Money Market Funds (cost of $232,549)								$232,549	71.3%

Total Investments and Cash Equivalents (cost of $340,412)								$348,120	106.6%
(1) There were no single investments included in this category, which exceeded 5% of net assets.

See notes to financial statements.

KKR Private Equity Conglomerate LLC

Notes to Financial Statements (Unaudited)

(All Amounts in Thousands, Except Share and Per Share Data, and Except Where Noted)
1.Organization

KKR Private Equity Conglomerate LLC (“K-PEC” and the “Company”) was formed on December 6, 2022 as a limited liability company under the laws of the state of Delaware and the Company operates its business in a manner permitting it to be excluded from the definition of an “investment company” under the Investment Company Act of 1940, as amended. The Company is a holding company that primarily seeks to acquire, own and control portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation through joint ventures (“Joint Ventures”). The Company expects that its portfolio companies will operate principally in the following business lines: Business & Financial Services; Consumer & Retail; Healthcare; Impact; Industrials; and Technology, Media & Telecommunications. The Company commenced principal operations on August 1, 2023.

K-PEC conducts a continuous private offering of its investor shares on a monthly basis: Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, the “Investor Shares” and, collectively with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

Holders of Investor Shares have equal rights and privileges with each other, except that Class D Shares, Class U Shares, Class I Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares do not pay a sales load or dealer-manager fees and the Company does not pay any servicing or distribution fees with respect to Class I Shares or Class R-I Shares or any distribution fees with respect to the Class D Shares or Class R-D Shares.

The Company is sponsored by Kohlberg Kravis Roberts & Co. L.P. (together with its subsidiaries, “KKR”) and benefits from its industry leading institutional private equity sourcing and portfolio management platform pursuant to a management agreement entered into with KKR DAV Manager LLC (the “Manager”) to support the Company in managing its portfolio companies with the objective of generating risk-adjusted returns and achieving medium-to-long-term capital appreciation through Joint Ventures diversified by sector, industry and geography for shareholders (the “Shareholders”).

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

Cash and Cash Equivalents
Cash and cash equivalents consists solely of money market funds with financial institutions with maturities of three or fewer months at the time of acquisition. As of September 30, 2023, the Company was invested in the Morgan Stanley Institutional Liquidity Funds Government Portfolio and the JPMorgan U.S. Government Money Market Fund. As of December 31, 2022, the Company was invested in the JPMorgan U.S. Government Money Market Fund.
Foreign Currency Translation

The accounting records of the Company are maintained in U.S. Dollars. The fair value of investments and other assets and liabilities denominated in non-U.S. currencies are translated into U.S. Dollars using the exchange rate at the end of each reporting period. Amounts related to the purchases and sales of investments, investment income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.

Net unrealized currency gains and losses arising from valuing foreign currency-denominated investments and liabilities at the current exchange rate are reflected as part of net change in unrealized appreciation (depreciation) on foreign currency translation on investments denominated in foreign currencies in the Statements of Operations.

Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities.

Organization and Offering Costs
Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. For the three and nine months ended September 30, 2023, the Company incurred organization costs of $813 and $4,589, respectively.
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement. Offering costs are accounted for as deferred costs until operations begin. Offering costs incurred prior to the Company’s Initial Offering (as defined below) are amortized over the first twelve months of operations on a straight-line basis. As of September 30, 2023, the total amount of offering costs incurred by the Company was $1,396. For the three and nine months ended September 30, 2023, the Company amortized $233 in deferred offering costs.
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
Assets and liabilities recorded at fair value on the Statements of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, and are as follows:
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

The Board of Directors of the Company (the “Board”) is responsible for overseeing the valuation of the Company's investments at fair value as determined in good faith pursuant to the Company’s valuation policy. The Board has designated the Manager as the Company's valuation designee, with day-to-day responsibility for implementing the portfolio valuation process set forth in the Company’s valuation policy.

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

When making fair value determinations for portfolio companies that do not have readily available market prices, the Manager considers industry-accepted valuation methodologies, such as: (i) an income approach, (ii) a market approach, (iii) milestone valuation analysis and (iv) last round of financing analysis. The income approach derives fair value based on the present value of cash flows that a business or asset is expected to generate in the future. The market approach relies upon valuations for comparable companies, transactions or assets, and includes making judgments about which companies, transactions or assets are comparable. The milestone valuation analysis uses various quantitative milestones (e.g., successful achievement of a regulatory approval, commercial launch of a product, achievement of significant commercial traction) in order to determine the current value of the portfolio company relative to a prior valuation. The last round of financing analysis may be used to value growth equity portfolio companies when milestones and progress achieved since the portfolio company’s last round of financing can inform the valuation of upcoming rounds of financing. A blend of approaches may be relied upon in arriving at an estimate of fair value, though there may be instances where it is more appropriate to utilize one approach. The Manager also considers a range of additional factors that it deems relevant, including a potential sale of a portfolio company, macro and local market conditions, industry information and the portfolio company’s historical and projected financial data.

Portfolio companies will generally be valued at transaction price initially; however, to the extent the Manager does not believe a portfolio company’s transaction price reflects the current market value, the Manager will adjust such valuation. When making fair value determinations for portfolio companies, the Manager will update the prior month-end valuations by incorporating the then current market comparables and discount rate inputs, any material changes to the portfolio companies’ financial performance since the valuation date, as well as any cash flow activity related to the portfolio companies during the month. The Manager values portfolio companies using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions.

When making fair value determinations for assets that do not have a reliable readily available market price, the Manager will engage one or more independent valuation firms to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date. However, the Manager is ultimately responsible for determining the fair value of all applicable investments in good faith in accordance with the Company’s valuation policies and procedures.

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

Calculation of Net Asset Value

Net asset value ("NAV") under GAAP by share class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. At the end of each month, any change in the Company’s NAV (whether an increase or decrease) is allocated among each Share class based on the relative percentage of the previous aggregate NAV for each share class, adjusted for issuances of shares that were effective on the first calendar day of such month and repurchases that were effective on the last calendar day of such month. NAV per share for each class is calculated by dividing the NAV for that class by the total number of outstanding shares of that class on the reporting date.

The Manager is ultimately responsible for the Company’s NAV calculations.

Revenue Recognition

Dividend income from our portfolio companies is recorded on the ex-dividend date, or, in the absence of a formal declaration of a record date, on the date when cash is received from the relevant portfolio company, but excludes any portion of distributions that are treated as a return of capital. Each distribution received from a portfolio company is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

Dividend income from money market funds with financial institutions is recorded on an accrual basis to the extent that the Company expects to collect such amounts.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation (Depreciation) on Investments

Without regard to unrealized appreciation or depreciation previously recognized, realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Performance Participation Allocation

Under the Amended and Restated Limited Liability Company Agreement of the Company (as amended from time to time, the “LLC Agreement”), so long as the Management Agreement has not been terminated, KKR will be entitled to receive a Performance Participation Allocation equal to 15.0% of the Total Return attributable to Investor Shares, subject to a 5.0% Hurdle Amount and a High Water Mark, with a 100% Catch-Up (each as defined in the LLC Agreement) (the “Performance Participation Allocation”). The Performance Participation Allocation will be measured and paid on an annual basis and accrued monthly; see Note 5. Related Party Transactions, below for further detail. KKR may elect to receive the Performance Participation Allocation in cash and/or Class F Shares. If the Performance Participation Allocation is paid in Class F Shares, such shares may be repurchased at KKR’s request and are subject to the repurchase limitations of our share repurchase plan.

Derivative Instruments

The Company enters into foreign currency forward contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated transactions. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period as unrealized appreciation or depreciation. When a foreign currency forward contract is closed, through either delivery or offset by entering into another foreign currency forward contract, the Company recognizes realized appreciation or depreciation equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected on the Statements of Assets and Liabilities. The Company’s primary risk related to hedging is the risk of an unfavorable change in the foreign exchange rate underlying the foreign currency forward contract. Risks may also arise upon entering into these contracts from the potential inability of the counterparties to meet the terms of their contracts.

As of September 30, 2023, the fair value of the foreign currency forward contract was $1,455 and is recorded in the Statement of Assets and Liabilities as an asset. For the three and nine months ended September 30, 2023, the change in net unrealized appreciation on the foreign currency forward contract was $1,455.

By using derivative instruments, the Company is exposed to the counterparty’s credit risk — the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the Statements of Assets and Liabilities. As appropriate, the Company minimizes counterparty credit risk through credit monitoring procedures and managing margin and collateral requirements.
3.Investments
As of September 30, 2023, the Company indirectly held interests in portfolio companies, as follows:

•April SAS — April SAS is based in Lyon, France and is a wholesale insurance broker, which designs and distributes specialist insurance products to brokers.

•CoolIT Systems, Inc. — CoolIT Systems, Inc. is based in Alberta Canada and Stamford, Connecticut and is a designer and manufacturer of direct liquid cooling technologies for data centers and desktop computing.

•Groundworks Intermediate Holding, LLC — Groundworks Intermediate Holding, LLC is based in Virginia Beach, Virginia and is a provider of residential foundation repair and water management solutions.

•Industrial Physics Holdings, LLC — Industrial Physics Holdings, LLC is based in New Castle, Delaware and is a global manufacturer of testing and measurement instruments and associated aftermarket parts services.

•Accuris — Accuris is based in Edison, New Jersey and is an aggregator of engineering standards content and a provider of related workflow tools serving engineering and technical professionals globally.

Summarized Portfolio Company Financial Information

The following table presents unaudited summarized financial information for the above portfolio companies in the aggregate in which the Company has an indirect equity interest for the three and nine months ended September 30, 2023:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Revenues	$531,782	$1,429,377
Expenses	539,059	1,541,010
Loss before taxes	(7,277)	(111,633)
Income tax expense	47	66
Consolidated net loss	(7,324)	(111,699)
Net loss attributable to non-controlling interests	—	—
Net loss	$(7,324)	$(111,699)

The net loss above represents the aggregated net income attributable to the controlling interests in each of the Company’s portfolio companies and does not represent the Company’s proportionate share of income.

4.Fair Value Measurements - Investments
The following table presents fair value measurements of investments, by major class, as of September 30, 2023, according to the fair value hierarchy:

	Valuation Inputs
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	$—	$—	$114,116	$114,116
Foreign currency forward contract	—	1,455	—	1,455
Investments in Money Market Funds	232,549	—	—	232,549
Total	$232,549	$1,455	$114,116	$348,120

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the nine months ended September 30, 2023:

Investments	Balance as of December 31, 2022	Purchases	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of September 30, 2023
Portfolio companies	$—	$107,863	$7,743	$(1,490)	$114,116
Total	$—	$107,863	$7,743	$(1,490)	$114,116

The total change in unrealized appreciation (depreciation) included in the statements of operations within net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2023 attributable to Level III investments and foreign currency translation still held at September 30, 2023 was $7,743 and $(1,490), respectively.

The following table presents the quantitative information about Level III fair value measurements of the Company’s portfolio companies as of September 30, 2023:

Level III Assets	Fair Value September 30, 2023	Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$114,116	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	7.1%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	39.8%	25.0% - 50.0%	(4)
			Weight Ascribed to Discounted Cash Flow	60.2%	50.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	—%	Not applicable	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.6x	10.8x - 16.4x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	11.1%	8.8% - 17.6%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	14.7x	11.0x - 16.0x	Increase

(1) In determining the inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies, and company-specific developments including exit strategies and realization opportunities. The Manager has determined that market participants would take these inputs into account when valuing the investments. “LTM” means Last Twelve Months.

(2) Inputs are weighted based on fair value of the investments included in the range.

(3) Unless otherwise noted, this column represents the directional change in the fair value of the Level III investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant increases and decreases in these inputs in isolation could result in significantly higher or lower fair value measurements.

(4) The directional change from an increase in the weight ascribed to the market comparables approach would increase the fair value of the Level III investments if the market comparables approach results in a higher valuation than the discounted cash flow approach and transaction price approach. The opposite would be true if the market comparables approach results in a lower valuation than the discounted cash flow approach and transaction price approach.

(5) The directional change from an increase in the weight ascribed to the discounted cash flow approach would increase the fair value of the Level III investments if the discounted cash flow approach results in a higher valuation than the market comparables approach and transaction price approach. The opposite would be true if the discounted cash flow approach results in a lower valuation than the market comparables approach and transaction price approach.

(6) The directional change from an increase in the weight ascribed to the transaction price approach would increase the fair value of the Level III investments if the transaction price approach results in a higher valuation than the market comparables approach and discounted cash flow approach. The opposite would be true if the transaction price approach results in a lower valuation than the market comparables approach and discounted cash flow approach.

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by the Manager’s independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets.

5.Related Party Transactions
Initial Capital Contribution

On December 6, 2022, KKR made an initial capital contribution that resulted in the issuance of 40 Class G Shares of the Company at an aggregate purchase price of $1 to KKR Group Assets Holdings III L.P., an affiliate of the Manager.

Class H Shares Issuance

On July 27, 2023, the Company issued to K-Prime GP LLC, an indirect subsidiary of KKR, a total of 40 Class H Shares of the Company at $25.00 per Class H Share for aggregate consideration of $1.

For as long as the Management Agreement has not been terminated, the Class H Members (as defined in the LLC Agreement) may receive a Performance Participation Allocation from the Company.

Portfolio Companies
On August 1, 2023, the Company issued to KKR Alternative Assets LLC, an indirect subsidiary of KKR, a total of 4,314,539 Class E Shares of the Company at $25.00 per Class E Share for aggregate consideration of $107,863 in exchange for the contribution to the Company of ownership interests in (i) April SAS, (ii) CoolIT Systems, Inc., (iii) Groundworks Intermediate Holding, LLC, (iv) Industrial Physics Holdings, LLC, and (v) Accuris.

Repurchase of Class E Shares Held by KKR

On August 31, 2023, pursuant to the Company's KKR Share Repurchase Arrangement, effective July 27, 2023 (the “KKR Share Repurchase Arrangement”), the Company repurchased 4,314,539 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $25.00 per Class E Share, which may be at a price less than the transactional net asset value per share on that date, for an aggregate purchase price of $107,863.

Management Agreement
On July 27, 2023, the Company entered into a management agreement with the Manager (“Management Agreement”). Pursuant to the Management Agreement, the Manager is responsible for sourcing, evaluating and monitoring the Company’s acquisition opportunities and making recommendations to the Company’s executive committee related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s objectives, guidelines, policies and limitations, subject to oversight by the Board.

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee (the “Management Fee”) from the Company in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to Class S Shares, Class D Shares, Class U Shares and Class I Shares, (ii) 1.00% per annum of the month-end NAV for a 60-month period following the acceptance of the initial subscription for Shares of the Company by persons that are not affiliates of the Manager (the “Initial Offering”) attributable to Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (provided that such Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares are purchased by an investor as part of an intermediary’s aggregate subscription for at least $100,000 during the 12-month period following the Initial Offering) and 1.25% per annum of the month-end NAV attributable to Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares after the 60-month period following the Initial Offering, each before giving effect to any accruals for certain fees and expenses. Such Management Fee is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares.

KKR or its affiliates (and in the case of directors’ fees, KKR executives) are expected to be paid transaction fees and monitoring fees in connection with the acquisition, ownership, control and exit of portfolio companies, and KKR or its affiliates are expected to be entitled to receive “break-up” or similar fees in connection with unconsummated transactions (“Other Fees”). The Management Fee payable in any monthly period is subject to reduction, but not below zero, by an amount equal to any Other Fees allocable to Investor Shares pursuant to the terms of the Management Agreement.

For the three and nine months ended September 30, 2023, the Manager earned $459 in Management Fees. As of September 30, 2023, the Company owed $459 to the Manager for Management Fees, which amounts are included in the Management Fee payable on the Statements of Assets and Liabilities. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

Performance Participation Allocation
KKR is allocated a “Performance Participation Allocation” equal to 15.0% of the Total Return attributable to Investor Shares subject to a 5.0% annual Hurdle Amount and a High Water Mark, with a 100% Catch-Up (each as defined in the LLC Agreement). Such allocation will be measured and allocated or paid annually and accrued monthly (subject to pro-rating for partial periods). KKR may elect to receive the Performance Participation Allocation in cash and/or Class F Shares. Specifically, KKR is allocated a Performance Participation Allocation in an amount equal to:

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

KKR will also be allocated a Performance Participation Allocation with respect to all Investor Shares that are repurchased in connection with repurchases of Shares in an amount calculated as described above with the relevant period being the portion of the Reference Period (as defined in the LLC Agreement) for which such Shares were outstanding, and proceeds for any such Share repurchases will be reduced by the amount of any such Performance Participation Allocation. Such Performance Participation Allocation is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares.

If the Performance Participation Allocation is paid in Class F Shares, such Shares may be repurchased at KKR’s request and are subject to the repurchase limitations of our share repurchase plan.

A Performance Participation Allocation accrual of $1,300 was recorded as of September 30, 2023 in the Statements of Assets and Liabilities. No Performance Participation Allocation accrual was recorded as of December 31, 2022. The Statements of Operations reflects a $1,300 Performance Participation Allocation for the three and nine months ended September 30, 2023.

Distribution Fees and Servicing Fees

The Company will pay KKR Capital Markets LLC ongoing distribution and servicing fees (a) of 0.85% of NAV per annum for Class S Shares, Class U Shares, Class R-S Shares and Class R-U Shares only (consisting of a 0.60% distribution fee (the “Distribution Fee”) and a 0.25% shareholder servicing fee (the “Servicing Fee”)), accrued and payable monthly and (b) of 0.25% for Class D Shares and Class R-D Shares only (all of which constitutes payment for shareholder services, with no payment for distribution services) in each case as accrued, and payable monthly. Such Distribution Fee and Servicing Fee are calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares. None of the Class I Shares, Class R-I Shares, Class E Shares, Class F Shares, Class G Shares or Class H Shares incur the Distribution Fee or the Servicing Fee. The Dealer-Manager (defined below) generally expects to reallow the Distribution Fee and the Servicing Fee to participating broker dealers or other intermediaries. The Company may also pay for certain sub-transfer agency, platform, sub-accounting and administrative services outside of the Distribution Fee and the Servicing Fee.

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. As of September 30, 2023, the Company has accrued $20,651 of Servicing Fees and Distribution Fees payable to the Dealer Manager related to the Class R-U shares sold.
Expense Limitation and Reimbursement Agreement

On December 6, 2022, the Company entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager. Pursuant to the Expense Limitation Agreement, the Manager will forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.60% of the Company’s net assets as of the end of each calendar month. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the management fee, (ii) the Performance Participation Allocation, (iii) the Servicing Fee, (iv) the Distribution Fee, (v)

portfolio company level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees and officers of the Company), (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

The Expense Limitation Agreement remains in effect through and including June 30, 2024, but may be renewed by the mutual agreement of the Manager and the Company for successive terms. Under the Expense Limitation Agreement, the Company has agreed to carry forward the amount of the foregone management fees and/or expenses paid, absorbed or reimbursed by the Manager for a period not to exceed three years from the end of the month in which the Manager waived or reimbursed such fees or expenses and to reimburse the Manager for such fees or expenses in accordance with the Expense Limitation Agreement.

As of September 30, 2023, the Manager agreed to reimburse expenses of $3,269 and $7,045 incurred by the Company for the three and nine months ended September 30, 2023, respectively, pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a three year period. As of September 30, 2023, the Company recorded $10,680 as Due from Manager related to amounts waived under the Expense Limitation Agreement to date and $1,642 as Due to Manager related to amounts paid by the Manager on behalf of the Company.

The following table reflects the amounts incurred by the Company and subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Company:

For the Three Months Ended	Amount	Last Expiration Date
December 31, 2022	$3,635	December 31, 2025
March 31, 2023	1,838	March 31, 2026
June 30, 2023	1,938	June 30, 2026
September 30, 2023	3,269	September 30, 2026
Total	$10,680
As of September 30, 2023 and December 31, 2022, management believes that it is not probable for the Company to be required to reimburse the expenses waived by the Manager.

Dealer-Manager Agreement

On July 27, 2023, the Company entered into a Dealer-Manager Agreement (as amended from time to time, the “Dealer-Manager Agreement”) with KKR Capital Markets LLC (the “Dealer-Manager”).

Pursuant to the Dealer-Manager Agreement, the Dealer-Manager solicits sales of the Company’s Shares authorized for issue in accordance with the Company’s confidential Private Placement Memorandum (the “PPM”) and provides certain administrative and shareholder services to the Company, subject to the terms and conditions set forth in the Dealer-Manager Agreement. The Dealer-Manager receives certain front-end sales charges, Distribution Fees, Servicing Fees and certain other fees as described in the PPM.
6.Shareholders’ Equity

The following table is a summary of the Shares issued and repurchased during the nine months ended September 30, 2023 and shares outstanding as of September 30, 2023:

	Shares Outstanding as of December 31, 2022	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of September 30, 2023
Class I Shares	—	65,811	—	65,811
Class R-I Shares	—	1,438,086	—	1,438,086
Class R-U Shares	—	11,982,497	—	11,982,497
Class E Shares	—	4,314,539	(4,314,539)	—
Class G Shares	40	—	—	40
Class H Shares	—	40	—	40
Total	40	17,800,973	(4,314,539)	13,486,474

The consideration from Shares sold and the aggregate purchase price of Shares repurchased pursuant to the Share Repurchase Plan or the KKR Share Repurchase Arrangement for each class of Shares for the nine months ended September 30, 2023 were as follows:

	Class I Shares	Class R-I Shares	Class R-U Shares	Class E Shares	Class H Share	Total
Consideration from Shares Issued	$1,675	$36,275	$301,588	$107,863	$1	$447,402
Aggregate purchase price of Shares repurchased	$—	$—	$—	$(107,863)	$—	$(107,863)

Distribution Reinvestment Plan

The Company adopted a Distribution Reinvestment Plan (the “DRIP”) in which cash distributions to holders of our Shares will automatically be reinvested in additional whole and fractional Shares attributable to the class of Shares that a Shareholder owns unless such holders elect to receive distributions in cash. Shareholders may terminate their participation in the DRIP with prior written notice to us. Under the DRIP, Shareholders’ distributions are reinvested in Shares of the same class owned by the Shareholder for a purchase price equal to the most recently available NAV per Share. Shareholders will not pay a sales load when purchasing Shares under our DRIP; however, all outstanding Class S Shares and Class R-S Shares will be subject to a dealer manager fee, all outstanding Class S Shares, Class U Shares, Class R-S Shares and Class R-U Shares, including those purchased under our DRIP, will be subject to ongoing Distribution Fees, and Class S Shares, Class D Shares, Class U Shares, Class R-S Shares, Class R-D Shares and Class R-U Shares, including those purchased under our DRIP, will be subject to ongoing Servicing Fees.

As of September 30, 2023, the Company has not issued any Shares under the DRIP.

Share Repurchases

The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares, Class R-I Shares or Class F Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter).

As of September 30, 2023, the Company has not repurchased any Shares under the share repurchase plan.

Repurchase Arrangement for Class E Shares held by KKR

On the last calendar day of each month the Company offers to repurchase Class E Shares from KKR having an aggregate NAV (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions accepted during such month less (ii) the aggregate repurchase amount (excluding any amount of the aggregate repurchase price paid using Excess Operating Cash Flow (as defined below)) of Shares repurchased by the Company during such month pursuant to our share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per

Class E Share for repurchases from KKR will be the transaction price in effect for the Class E Shares at the time of repurchase. This repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of KKR’s Class E Shares. Other than the Monthly Repurchase Amount limitation, the share repurchase arrangement for KKR is not subject to the repurchase limitations in our share repurchase plan. “Excess Operating Cash Flow” means, for any given quarter, the Company’s net cash provided by operating activities, if any, less any amounts of such cash used, or designated for use, to pay distributions to Shareholders.

Notwithstanding the foregoing, no repurchase offer will be made to KKR during any month in which (1) the 5% quarterly repurchase limitation of its share repurchase plan has been decreased or (2) the full amount of all Shares requested to be repurchased under our share repurchase plan is not repurchased. Additionally, the Company may elect not to offer to repurchase shares from KKR, or may offer to purchase less than the Monthly Repurchase Amount, if, in the Company’s judgment, the Company determines that offering to repurchase the full Monthly Repurchase Amount would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole. Further, the Board may modify, suspend or terminate this share repurchase arrangement if it deems such action to be in the Company’s best interests and the best interests of its Shareholders. KKR will not request that its Class E Shares be repurchased under our share repurchase plan.

On August 31, 2023, pursuant to the KKR Share Repurchase Arrangement, the Company repurchased 4,314,539 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $25.00 per Class E Share, which may be at a price less than the transactional net asset value per share on that date, for an aggregate purchase price of $107,863.
7.Distributions
The Company did not declare or pay any distributions for the three and nine months ended September 30, 2023.
8.Commitments and Contingencies
Litigation

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

As of September 30, 2023, the Company had no unfunded commitments in portfolio companies.
Indemnification
Under the LLC Agreement and organizational documents, the members of the Board, officers of the Company, the Manager, KKR, and their respective affiliates, directors, officers, representatives, agents and employees are indemnified against certain liabilities arising out of the performance of their duties to the Company. In the normal course of business, the Company enters into contracts that contain a variety of representations and that provide general indemnifications. The Company’s maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against the Company.

9.Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the period from August 1, 2023 (commencement of principal operations) through September 30, 2023:

	Class I Shares	Class R-I Shares	Class R-U Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (August 1, 2023)	$—	$—	$—	$25.00	$25.00
Consideration from the issuance of shares, net	25.45	25.22	25.17	—	—
Repurchases of shares (2)	—	—	—	—	—
Accrued shareholder servicing fees and distribution fees (2)	—	—	(2.15)	—	—
Net investment loss (2)	—	(0.03)	(0.03)		—
Net change in unrealized appreciation(2)	0.27	0.54	1.01	0.90	0.90
Net increase (decrease) in net assets attributed to shareholders	$0.27	$0.51	$(1.17)	$0.90	$0.90
Net asset value per share at the end of period (September 30, 2023)	$25.72	$25.73	$24.00	$25.90	$25.90
Net assets at end of period (September 30, 2023)	1,693	37,001	287,561	1	1
Shares outstanding at end of period (September 30, 2023)	65,811	1,438,086	11,982,497	40	40
Weighted average shares outstanding at end of period (September 30, 2023)	65,811	1,074,681	9,603,295	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value (3):
Total operating expenses before Performance Participation Allocation (4)	0.13%	0.32%	0.35%	0.20%	0.20%
Total operating expenses before expenses reimbursed by Manager (4) (5)	0.68%	1.67%	1.80%	1.15%	1.15%
Total operating expenses after expenses reimbursed by Manager (4) (5)	0.32%	0.79%	0.85%	0.20%	0.20%
Total operating expenses after Performance Participation Allocation (4) (6)	0.32%	0.79%	0.85%	0.20%	0.20%
Net investment (loss) income (4)	(0.03)%	(0.11)%	(0.13)%	0.51%	0.51%
Total return attributed to Shares based on net asset value (4) (7)	1.07%	2.65%	(6.02)%	3.54%	3.54%

(1) Per share data may be rounded in order to recompute the ending net asset value per share.
(2) The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3) Actual results may not be indicative of future results. Additionally, an individual Shareholder’s ratios may vary from the ratios presented for a share class as a whole.
(4) Weighted average net assets during the applicable period are used for this calculation.
(5) Ratios presented after accounting for the accrual of the Performance Participation Allocation.
(6) Ratios presented after expenses reimbursed by Manager.
(7) The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Participation Allocation as described in Note 5. Related Party Transactions. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s Shares. The Company did not declare or pay any distributions for the period from August 1, 2023 (commencement of principal operations) through September 30, 2023.

10.Subsequent Events
Unregistered Sale of Equity Securities

On October 1, 2023, the Company sold the following Investor Shares of the Company (with the final number of shares determined on October 23, 2023) to third party investors for cash:

Class	Number of Shares Sold (1)	Consideration (1)
Class I Shares	1,944	$50
Class R-I Shares	679,439	$17,482
Class R-U Shares	3,636,092	$93,421

(1) Share and dollar amounts are rounded to the nearest whole number.

Second Amended and Restated Limited Liability Company Agreement

On November 7, 2023, the Second Amended and Restated Limited Liability Company Agreement (the “Second A&R LLCA”) of the Company was executed, which amended and restated the LLC Agreement.

The amendment and restatement effects certain changes, including, among other things, changing the definition of “Reference Period” for which the “Performance Participation Allocation” (as defined in the Second A&R LLCA) will be calculated. As revised, the Reference Period will begin on October 1 of each year and will end on September 30 of the next succeeding year, except that the initial Reference Period shall be the period from August 1, 2023 (date of the Company’s commencement of principal operations) to September 30, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in our latest registration statement on Form 10. All dollar amounts in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands, unless otherwise noted.
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

We have been established by KKR as the flagship conglomerate to own and control Joint Ventures that, directly or indirectly, own majority stakes in portfolio companies, and to a lesser extent, Joint Ventures that own influential yet non-majority stakes in portfolio companies. Our Joint Ventures will focus on acquiring geographically diversified portfolio companies that operate principally in business lines that are crucial to the global economy: Business & Financial Services; Consumer & Retail; Healthcare; Impact; Industrials; and Technology, Media & Telecommunications.

A key part of our strategy is to form Joint Ventures by pooling capital with KKR Vehicles (as defined below) that target acquisitions of portfolio companies that are compatible with our business strategy. We expect that we will own nearly all of our portfolio companies through Joint Ventures alongside one or more KKR Vehicles and that the Joint Ventures will be managed in a way that reflects the commonality of interests between the KKR Vehicles and the Company. The Company and the KKR Vehicles in a Joint Venture will both have a shared interest in maximizing value of the Joint Venture, and we believe that a joint acquisition and management strategy that pools the resources of the KKR Vehicles and the Company will lead to greater opportunities to gain sufficient influence or control over portfolio companies to deploy an operations-oriented management approach to value creation with the objective of achieving capital appreciation for all interest holders in the Joint Venture. We currently own all or substantially all of our Joint Venture interests and other interests in portfolio companies directly or indirectly through our wholly-owned operating subsidiary, K-PEC Holdings LLC (the “Operating Subsidiary”). In turn, our Operating Subsidiary holds our interests in portfolio companies and Joint Ventures through one or more corporations, limited liability companies or limited partnerships. We expect that most of our Joint Ventures will own a majority of, and/or have primary control over, the underlying portfolio company. The Company and the applicable KKR Vehicle will hold the interests in each portfolio company as co-general partners of the relevant Joint Venture, but the relative economic interests in such Joint Venture will vary from acquisition to acquisition.

We expect that over the long term, Joint Ventures and portfolio companies will make up approximately 80% of our assets. Additionally, we expect that up to 20% of our assets will consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high yield credit, asset-backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include (i) securities or loans of KKR portfolio companies and/or (ii) funds invested in any of the foregoing managed by KKR or affiliates thereof) (collectively, the “Liquidity Portfolio”) in each case in order to provide us with income, to facilitate capital deployment and provide a potential source of liquidity. These types of liquid assets may exceed 20% of our assets at any given time due to new subscriptions, shareholder participation in our share repurchase program, distributions from, or dispositions of, portfolio companies or for other reasons as our Manager determines. Moreover, we will not acquire any cryptocurrency, and (a) no more than 5% of our assets will consist of interests in “blind pools” and (b) no more than 10% of our assets will consist of publicly traded equity securities (not including any portfolio company that becomes publicly traded during the term of our ownership or acquisitions in connection with take-private transactions).

We have a board of directors (the “Board”) whose corporate governance responsibilities are based on fiduciary duties applicable to Delaware limited liability companies, as modified by our second amended and restated limited liability company agreement (the “LLC Agreement”). The Board consists of eight directors, half of whom are independent. The Board oversees the management of the Company and the performance of the Manager. Actual or potential conflicts of interest will arise from time to time between the Company, KKR and the KKR Vehicles. Our independent directors are expected to approve protocols for handling actual and potential conflicts of interest and may be called upon from time to time to approve specific conflicts on behalf of our audit committee.
We conduct a continuous private offering of our Shares (defined below) on a monthly basis to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). We currently offer eight classes of investor shares: Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, the “Investor Shares” and, collectively with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”). We may offer additional classes of Investor Shares in the future. The share classes have different upfront selling commissions and ongoing distribution and shareholder servicing fees.

The funds, investment vehicles and accounts managed, now or in the future, by KKR, the Manager, or any of their respective affiliates (excluding for this purpose, KKR proprietary entities), including funds, investment vehicles and accounts pursuing the following strategies: private equity (including growth equity, impact, and core strategies), credit (including (i) leveraged credit strategies, including leveraged loan, high-yield bond, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including strategic investments and private credit strategies such as direct lending and private opportunistic credit (or junior mezzanine debt) investment strategies), and real asset strategies (including real estate, energy and infrastructure strategies), are collectively referred to herein as “KKR Vehicles.”

Recent Developments

Portfolio Companies Activity

During the three months ended September 30, 2023, the Company acquired indirect interests in (i) April SAS (“April”), (ii) CoolIT Systems, Inc. (“CoolIT”), (iii) Groundworks Intermediate Holdings, LLC (“Groundworks”), (iv) Industrial Physics Holdings, LLC (“Industrial Physics”), and (v) Accuris (f/k/a S&P Engineering Solutions), as further described below:

•April is based in Lyon, France and is a wholesale insurance broker, which designs and distributes specialist insurance products to brokers.
• CoolIT is based in Alberta Canada and Stamford, Connecticut and is a designer and manufacturer of direct liquid cooling technologies for datacenters and desktop computing.
•Groundworks is based in Virginia Beach, Virginia and is a provider of residential foundation repair and water management solutions.
•Industrial Physics is based in New Castle, Delaware and is a global manufacturer of testing and measurement instruments and associated aftermarket parts services.
•Accuris is based in Edison, New Jersey and is an aggregator of engineering standards content and a provider of related workflow tools serving engineering and technical professionals globally.

Based on the fair value of all portfolio company interests as of September 30, 2023, approximately 41%, 30% and 29% of our portfolio company holdings were in the financial, consumer discretionary and industrials sectors, respectively and approximately 59% and 41% of our portfolio company holdings were in North America and Europe, respectively.

From September 30, 2023 to the date hereof, the Company closed the acquisition of indirect equity interests in the following portfolio companies:

•Frontier Biosolutions (“Frontier”) is a portfolio of specialist service providers with differentiated scientific capabilities for advanced therapeutics customers. Coriolis Pharma, Frontier’s first underlying business, is based in Munich, Germany and is active in formulation development.
•Blue Sprig Holdings, Inc. (“BlueSprig”) is based in Houston, Texas and is a leading autism services provider delivering Applied Behavior Analysis therapy to children diagnosed with Autism Spectrum Disorder. KKR originally invested in BlueSprig in 2017 and the Company participated in a new investment in BlueSprig to help finance their bolt-on acquisition.
•Circor International, Inc. is based in Burlington, Massachusetts and is a global manufacturer of highly-engineered flow control products, specializing in pumps, valves, and actuators for critical applications in industrial, aerospace, and defense markets.
•Simon & Schuster is based in New York, New York and is a global leader in general interest publishing.
•ReliaQuest LLC is based in Tampa, Florida and is a leading XDR cyber security platform. KKR originally invested in ReliaQuest in 2020 and the Company participated in a follow-on offering.

After giving effect to the above fourth quarter 2023 acquisitions at transaction value, approximately 63%, 18%, 13%, 5% and 2% of our portfolio company holdings were in the industrials, financial, consumer discretionary, communication and healthcare industries, respectively and approximately 81% and 19% of our portfolio company holdings were in North America and Europe, respectively.

Since the commencement of principal operations on August 1, 2023, through the date hereof, the Company issued and sold Investor Shares of the Company to third party investors for an aggregate net cash consideration of approximately $564 million. The Company allocated approximately $289 million to fund acquisitions of certain portfolio companies during this period.

Share Repurchases

We do not currently intend to list our Shares for trading on any securities exchange or any other trading market. There is currently no secondary market for our Shares, and we do not expect any secondary market to develop for our Shares. While a Shareholder should view its investment as long term with limited liquidity, we have adopted a share repurchase plan, whereby on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. Due to the illiquid nature of our Joint Ventures and related portfolio company holdings, we may not have sufficient liquid resources to fund repurchase requests.

We may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate net asset value (“NAV”) of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares, Class R-I Shares and Class F Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). We do not expect to make repurchases of our Shares under our share repurchase plan until after December 31, 2023.

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
Results of Operations
From December 6, 2022 (date of our initial capitalization) through August 1, 2023, we had not commenced our principal operations and were focused on our formation and the registration statement for the Company. Our registration statement on Form 10 automatically became effective on June 13, 2023 and we commenced principal operations on August 1, 2023.

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire portfolio companies with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

A discussion of the results of operations for the three and nine months ended September 30, 2023 is as follows:

Investment Income

We plan to generate investment income primarily from our long-term ownership and operation of Joint Ventures and portfolio companies and investments in our Liquidity Portfolio, which may consist of dividend income, interest income, and net realized gains or losses and net change in unrealized appreciation or depreciation.

As the majority of our assets consist of long-term ownership and operation of Joint Ventures and portfolio companies, the majority of the revenue we generate is in the form of dividend income. Dividend income is not equivalent to the gross revenue produced at the portfolio company level, but is instead the amount of cash that is distributed from the portfolio company to the Company from time to time after paying for all portfolio company level expenses and debt obligations. Thus, the presentation of investment income in our financial statements differs from the traditional presentation shown in the financial statements of entities not prepared in accordance with ASC 946 and, most notably, is not equivalent to revenue as one might expect to see in financial statements not prepared in accordance with ASC 946.

Dividend income from our portfolio company is recorded on the date when cash is received from the relevant portfolio company, but excludes any portion of distributions that are treated as a return of capital. Each distribution received from a portfolio company is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

For the three and nine months ended September 30, 2023, the Company recorded $1,873 of dividend income from money market funds with financial institutions.

Expenses

For the three and nine months ended September 30, 2023, we incurred $5,482 and $9,258 in operating expenses, respectively.

For the three and nine months ended September 30, 2023, we incurred $813 and $4,589 in organization costs, respectively

For the three and nine months ended September 30, 2023, the Manager earned $459 in Management Fees. The financial statements reflect a $1,300 Performance Participation Allocation, pursuant to the LLC Agreement (the “Performance Participation Allocation”), for the three and nine months ended September 30, 2023.

For the three and nine months ended September 30, 2023, the net investment loss was $340. Prior to the commencement of principal operations on August 1, 2023, the Company did not record net investment income or loss.

Going forward, we expect our primary expenses to be the payment of a Management Fee pursuant to the Management Agreement, as well as a Performance Participation Allocation to KKR. We will also bear other capital and operating expenses.

Net Change in Realized and Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Translation and Foreign Currency Forward Contract

Net realized and unrealized appreciation and depreciation from our investments and net realized and unrealized appreciation and depreciation of foreign exchange translation of assets and liabilities denominated in foreign currencies are reported separately on the Statements of Operations. We measure realized appreciation or depreciation as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investments values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when appreciation or depreciation is realized.

For the three and nine months ended September 30, 2023, we did not recognize any realized appreciation or depreciation. We recorded a net change in unrealized appreciation of $7,708 for the three and nine months ended September 30, 2023. This net change in unrealized appreciation for the three and nine months ended September 30, 2023 is comprised of $7,743 of unrealized appreciation on investments related to the change in value of portfolio companies; $1,490 of unrealized depreciation on foreign currency translation related to the change in value based upon changes in foreign currency exchange rates; and $1,455 of unrealized appreciation on foreign currency forward contracts.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2023, we recorded a net increase in net assets resulting from operations of $7,368. The increase in net assets relates to our unrealized appreciation related to the change in value of portfolio companies and foreign currency forward contract, partially offset by a net investment loss during the period and unrealized depreciation related to the change in value of foreign currency translation.

Investment Company Accounting Considerations

Since the Company’s financial statements are prepared using the specialized accounting principles of ASC 946, our Manager produces an estimate of the fair market value of each of our portfolio companies monthly. When valuing our portfolio companies, net operating earnings generated at the portfolio company level are included in our valuation models. While the valuation models take into account all revenue, distributions from each of our portfolio companies may be more or less than that included in our valuation models each period due to various cash flow considerations. As an example, since many of our portfolio companies are held in tax partnership structures, or in related entities with bank-financed portfolio company level debt, the Company may be contractually limited in its ability to make dividend distributions from portfolio companies to the Company. Since portfolio companies are not consolidated with the Company under ASC 946, in many cases the net income from operations earned by a portfolio company may not be distributed to the Company in its entirety, and thus may not be reflected in the net increase in net assets resulting from operations. While this non-distributed income is included in the calculation of fair market value and net change in unrealized appreciation or depreciation on investments, it is not included in net investment loss on the Statements of Operations.

Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our transactional net asset value (“Transactional Net Asset Value”) is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following tables include the net asset value of outstanding Shares as of September 30, 2023. The following table provides a breakdown of the major components of our Transactional Net Asset Value as of September 30, 2023 (in thousands, except share amount):

Components of Transactional Net Asset Value	September 30, 2023
Investments at fair value (cost of $107,863)	$114,116
Cash and cash equivalents	232,549
Other assets	14,681
Other liabilities	(12,678)
Accrued performance participation allocation	(1,300)
Management fee payable	(459)
Accrued shareholder servicing fees and distribution fees (1)	(349)
Net Asset Value	$346,560
Number of outstanding shares	13,486,474

(1) Shareholder servicing fees apply only to Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-D Shares and Class R-U Shares. Distribution fees apply only to Class S Shares, Class U Shares, Class R-S Shares and Class R-U Shares. For purposes of Transactional Net Asset Value, we recognize shareholder servicing fees and distribution fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP Net Asset Value, we accrue the cost of the shareholder servicing fees and distribution fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-D Shares and Class R-U Shares. As of September 30, 2023, we have accrued under GAAP $20,651 of shareholder servicing fees and distribution fees payable to the dealer manager related to the Class R-U Shares sold.

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of September 30, 2023:

Transactional Net Asset Value Per Share	Class I Shares	Class R-I Shares	Class R-U Shares	Class G Shares	Class H Shares	Total
Monthly Transactional Net Asset Value	$1,693	$37,001	$307,864	$1	$1	$346,560
Number of outstanding shares	65,811	1,438,086	11,982,497	40	40	13,486,474
Transactional Net Asset Value per Share as of September 30, 2023	$25.72	$25.73	$25.69	$25.90	$25.90

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Statements of Assets and Liabilities to our Transactional Net Asset Value (in thousands):

September 30, 2023
GAAP Net Asset Value	$326,257
Adjustment:
Accrued shareholder servicing fees and distribution fees	20,303
Transactional Net Asset Value	$346,560

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for portfolio companies that are valued at fair value as of September 30, 2023:

Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	7.1%	5.0% - 15.0%
	Weight Ascribed to Market Comparables	39.8%	25.0% - 50.0%
	Weight Ascribed to Discounted Cash Flow	60.2%	50.0% - 75.0%
	Weight Ascribed to Transaction Price/Other	—%	Not applicable

Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.6x	10.8x - 16.4x

Discounted Cash Flow	Weighted Average Cost of Capital	11.1%	8.8% - 17.6%
	Enterprise Value / LTM EBITDA Exit Multiple	14.7x	11.0x - 16.0x

(1) In determining the inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies, and company-specific developments including exit strategies and realization opportunities. The Manager has determined that market participants would take these inputs into account when valuing the investments. “LTM” means Last Twelve Months.

(2) Inputs are weighted based on fair value of the investments included in the range.

The Manager is ultimately responsible for our NAV calculations.

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by our independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our asset values:

Input	Hypothetical Change	Portfolio Company Values
Weighted Average Cost of Capital	0.25% decrease	+0.0%
	0.25% increase	–0.0%

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

With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk.

The Company enters into foreign currency forward contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated portfolio company transactions. A foreign currency forward contracts is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. The contract is marked-to-market monthly and the change in value is recorded by the Company as an unrealized gain or loss. When a foreign currency forward contract is closed, through either delivery or offset by entering into another foreign currency forward contract, the Company recognizes a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected on the Statements of Assets and Liabilities. The Company’s primary risk related to hedging is the risk of an unfavorable change in the foreign exchange rate underlying the foreign currency forward contracts. Risks may also arise upon entering into these contracts from the potential inability of the counterparties to meet the terms of their contracts.

As of September 30, 2023, the fair value of the foreign currency forward contract was $1,455 and is recorded in the Statements of Assets and Liabilities as an asset. For the three and nine months ended September 30, 2023, the change in net unrealized appreciation on the foreign currency forward contract was $1,455.

By using derivative instruments, the Company is exposed to the counterparty’s credit risk, which is the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the Statements of Assets and Liabilities. As appropriate, the Company minimizes counterparty credit risk through credit monitoring procedures and managing margin and collateral requirements.
Liquidity and Capital Resources
As of September 30, 2023, the Company had $232,549 in cash and cash equivalents. Our current cash and cash equivalents balance is generally reflective of the cash necessary to fund normal operations. The Company may continue to issue Class E Shares to KKR in connection with the Company’s acquisition of additional assets in the future.

We expect to generate cash primarily from the net proceeds from our continuous Private Offering, cash flows from our operations, any financing arrangements we may enter into in the future and any future offerings of our equity or debt securities.

Our primary use of cash will be for acquisition of portfolio companies (including the repurchase of Class E Shares pursuant to the KKR Share Repurchase Arrangement, effective July 27, 2023 (the “KKR Share Repurchase Arrangement”)), the cost of operations (including the Management Fee and Performance Participation Allocation), debt service of any borrowings, periodic repurchases, including under the share repurchase plan (as described herein), and cash distributions (if any) to the holders of our Shares to the extent declared by the Company.

Cash Flows
The following table summarizes the changes to our cash flows for the nine months ended September 30, 2023 (in thousands):

Cash flows from:	Nine Months Ended September 30, 2023
Operating activities	$872
Financing activities	231,676
Net increase in cash and cash equivalents	$232,548

Cash provided by operating activities

Our cash flow provided by operating activities was $872 for the nine months ended September 30, 2023 and is comprised of dividends received from our money market funds.

Cash provided by financing activities

Our cash flow provided by financing activities was $231,676 for the nine months ended September 30, 2023, which reflects the proceeds from the sale of Shares pursuant to our Private Offering, offset by our purchase of Class E Shares pursuant to the KKR Share Repurchase Arrangement.
Critical Accounting Policies and Estimates
Below is a discussion of the accounting policies that management believes are critical to understanding our historical and future performance. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP. The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

Portfolio companies will generally be valued at transaction price initially; however, to the extent the Manager does not believe a portfolio company’s transaction price reflects the current market value, the Manager will adjust such valuation. When making fair value determinations for portfolio companies, the Manager will update the prior month-end valuations by incorporating the then current market comparables and discount rate inputs, any material changes to the portfolio companies’ financial performance since the valuation date, as well as any cash flow activity related to the portfolio companies during the month. The Manager will value portfolio companies using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions.

When making fair value determinations for assets that do not have a reliable readily available market price, the Manager will engage one or more independent valuation firms to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date. However, the Manager is ultimately responsible for determining the fair value of all applicable investments in good faith in accordance with the Company’s valuation policies and procedures.

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
Contractual Obligations
See “Note 8. Commitments and Contingencies,” to our financial statements in this Quarterly Report on Form 10-Q for any contractual obligations and commitments with payments due subsequent to September 30, 2023.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risks primarily relates to movements in the fair value of portfolio companies. The fair value of portfolio companies may fluctuate in response to changes in the values of portfolio companies, foreign currency exchange rates, and interest rates. The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below. All dollar amounts in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” are in thousands, unless otherwise noted.

Changes in Fair Value

All of our portfolio companies as of September 30, 2023 are reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on portfolio companies held as of September 30, 2023, we estimate that an immediate 10% decrease in the fair value of portfolio companies generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of the portfolio companies as of September 30, 2023, we estimate that an immediate, hypothetical 10% decline in the fair value of the portfolio companies would result in a decline in net increase in net assets resulting from operations of $11,412, if not offset by other factors.

Exchange Rate Risk

We hold portfolio companies denominated in currencies other than the U.S. dollar. Those portfolio companies expose us to the risk that the value of the portfolio companies will be affected by changes in exchange rates between the currency in which the portfolio companies are denominated and the currency in which the portfolio companies are made. Our policy is to reduce these risks by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts to reduce exposure to future changes in exchange rates.

Our primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which our portfolio companies are denominated (including euros), net of the impact of foreign exchange hedging strategies. The quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net increase or decrease in net assets resulting from operations.

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our portfolio companies were denominated as of September 30, 2023 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $976, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

Interest Rate Risk
Changes in credit markets and in particular, interest rates, can impact investment valuations, particularly our Level III portfolio companies, and may have offsetting results depending on the valuation methodology used. For example, we typically use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of our portfolio companies that do not have readily observable market prices. If applicable interest rates rise, then the assumed cost of capital for those portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Conversely, a fall in interest rates can positively impact valuations of certain portfolio companies if not offset by other factors. These impacts could be substantial depending upon the magnitude of the change in interest rates. In certain cases, the valuations obtained from the discounted cash flow analysis and the other primary methodology we use, the market multiples approach, may yield different and offsetting results. For example, the positive impact of falling interest rates on discounted cash flow valuations may offset the negative impact of the market multiples valuation approach and may result in less of a decline in value than for those portfolio companies that had a readily observable market price. Finally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases.

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our fixed income investments to increase. As of September 30, 2023, we had no indebtedness.

Credit Risk

We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In these agreements, we depend on these counterparties to make payment or otherwise perform. We generally endeavor to reduce our risk of exposure by limiting the counterparties with which we enter into financial transactions to reputable financial institutions. In addition, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets.

See “Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Hedging Activities” in this Quarterly Report on Form 10-Q for a discussion of the Company’s hedging transactions.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, we were not involved in any material legal proceedings.

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

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.
Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement, between KKR DAV Manager LLC and the Members, dated as of November 7, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023)

4.1	Share Repurchase Plan, dated as of July 27, 2023

4.2	KKR Repurchase Arrangement, dated as of July 27, 2023

10.1	Management Agreement, between KKR Private Equity Conglomerate LLC and KKR DAV Manager LLC, dated as of July 27, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2023)

10.2
Dealer-Manager Agreement, between KKR Private Equity Conglomerate LLC and KKR Capital Markets LLC, dated as of July 27, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2023)

10.3	Custody Agreement, between The Bank of New York Mellon and KKR Private Equity Conglomerate LLC, K-PEC Holdings LLC and K-PEC HedgeCo LLC, dated as of August 1, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2023)

10.4	Administrative Services Agreement, between The Bank of New York Mellon, KKR Private Equity Conglomerate LLC and certain of its direct and indirect wholly owned subsidiaries, dated as of August 1, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2023)

10.5	Trademark License Agreement, between Kohlberg Kravis Roberts & Co. L.P. and KKR Private Equity Conglomerate LLC, effective August 9, 2023 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q, filed on August 14, 2023)

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q, filed on August 14, 2023)

31.1	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR PRIVATE EQUITY CONGLOMERATE LLC

/s/ Jeffrey B. Van Horn
Date:	November 14, 2023	Jeffrey B. Van Horn
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)