Form 10-Q
period 2024-03-31
KKR Private Equity Conglomerate LLC
filed 2024-05-15
CIK 1957845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
(212) 750-8300
(Registrant's telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	None.	None.

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

As of May 7, 2024, the registrant had 2,872 Class I Shares, 1,589,785 Class R-D Shares, 27,901,126 Class R-I Shares, 47,162,183 Class R-U Shares, 5,610 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding. The number of Shares outstanding excludes May 1, 2024 subscriptions since the issuance price is not yet finalized as of the date of this filing.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Other factors that could cause actual results to differ materially include:

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

Part I.    Financial Information
Item 1.    Financial Statements
KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	March 31, 2024	December 31, 2023
Assets
Investments at fair value (cost of $866,020 and $703,790, respectively)	$884,377	$713,610
Cash and cash equivalents	412,388	18,007
Prepaids and other assets	149	243
Deferred offering costs	466	815
Due from Manager	2,211	13,451
Dividends receivable	2,096	307
Unrealized appreciation on foreign currency forward contracts	1,131	103
Total assets	$1,302,818	$746,536

Liabilities
Line of Credit	$—	$19,200
Accrued performance participation allocation	1,508	1,508
Accrued shareholder servicing fees and distribution fees	69,691	40,309
Directors’ fees and expenses payable	151	137
Other accrued expenses and liabilities	5,960	2,133
Unrealized depreciation on foreign currency forward contracts	41	742
Due to Manager	2,379	14,471
Total liabilities	$79,730	$78,500

Commitments and contingencies (Note 8)

Net assets	$1,223,088	$668,036

Net assets are comprised of
Class I Shares, 386 and 69,695 shares authorized, issued and outstanding, respectively	$10	$1,804
Class R-D Shares, 402,685 and — shares authorized, issued and outstanding, respectively	10,292	—
Class R-I Shares, 9,502,499 and 4,452,158 shares authorized, issued and outstanding, respectively	248,196	115,196
Class R-U Shares, 39,756,187 and 22,941,060 shares authorized, issued and outstanding, respectively	964,490	550,983
Class F Shares, 3,710 and 1,967 shares authorized, issued and outstanding, respectively	98	51
Class G Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Class H Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Net assets	$1,223,088	$668,036
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2024	2023
Investment income
Dividend income	$3,851	$—
Total investment income	$3,851	$—

Operating expenses
General and administration expenses	$3,587	$—
Management fee expense	2,653	—
Deferred offering costs amortization	349	—
Directors’ fees and expenses	154	—
Interest expense	14	—
Organization costs	—	1,790
Total operating expenses	$6,757	$1,790
Less: Expenses reimbursed by Manager	(2,211)	(1,790)
Less: Management fee credits	(2,653)	—
Less: Interest expense waived by Lender	(14)	—
Net operating expenses	1,879	—
Net investment income	$1,972	$—

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on:
Foreign currency forward contracts	$268	$—
Foreign currency	(54)	—
Total net realized gain (loss)	$214	$—

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on:
Investments	$10,979	$—
Foreign currency translation	(2,442)	—
Foreign currency forward contracts	1,729	—
Total net change in unrealized appreciation (depreciation) before income taxes	$10,266	$—
Provision for (benefit from) income taxes	$1,301	$—
Total net change in unrealized appreciation (depreciation) after income taxes	$8,965	$—

Net increase in net assets resulting from operations	$11,151	$—
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
(Amounts in Thousands)

	Class I Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2023	$1,804	$—	$115,196	$550,983	$51	$1	$1	$668,036
Consideration from the issuance of shares	10	10,519	128,079	435,913	45	—	—	574,566
Transfers in	—	—	3,102	—	—	—	—	3,102
Transfers out	(1,804)	(50)	—	(1,248)	—	—	—	(3,102)
Accrued shareholder servicing fees and distribution fees	—	(216)	—	(30,449)	—	—	—	(30,665)
Net investment income	—	14	151	1,807	—	—	—	1,972
Net realized gain	—	2	42	170	—	—	—	214
Net change in unrealized appreciation	—	23	1,626	7,314	2	—	—	8,965
Balance at March 31, 2024	$10	$10,292	$248,196	$964,490	$98	$1	$1	$1,223,088

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

Three Months Ended March 31, 2024
Operating activities
Net increase in net assets from operations	$11,151
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Net change in unrealized appreciation on investments	(10,979)
Net change in unrealized depreciation on foreign currency translation	2,442
Net change in unrealized appreciation on foreign currency forward contracts	(1,729)
Deferred offering costs amortization	349
Class F Shares issued as payment of directors’ fees and expenses	45
Acquisition of portfolio companies	(162,230)
Changes in operating assets and liabilities:
Decrease in prepaids and other assets	94
Decrease in due from Manager	11,240
Increase in dividends receivable	(1,789)
Increase in other accrued expenses and liabilities	3,827
Increase in directors’ fees and expenses payable	14
Decrease in due to Manager	(11,338)
Net cash used in operating activities	(158,903)
Financing activities
Proceeds from issuance of shares	574,521
Repayment on Line of Credit	(19,200)
Payment of offering costs	(1,397)
Payments of shareholder servicing fees and distribution fees	(640)
Net cash provided by financing activities	553,284
Net increase in cash and cash equivalents	394,381
Cash and cash equivalents, beginning of period	18,007
Cash and cash equivalents, end of period	$412,388

Three Months Ended March 31, 2024
Supplemental Disclosure of Non-Cash Financing Activities
Change in shareholder servicing fees and distribution fees payable	$30,665

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2024 (UNAUDITED)
(Amounts in Thousands)

Issuer	Asset	Industry	Geography	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Industrials - 25.4%
CIRCOR International, Inc.	Equity interest held through KKR Cube Aggregator L.P.	Industrials	Americas	Level III	USD	N/A	N/A	$132,500	10.8%
Potter Electrical Signal Company, LLC	Equity interest held through KKR Phoenix 1 Aggregator L.P.	Industrials	Americas	Level III	USD	N/A	N/A	85,500	7.0%
Other investments in portfolio companies(1)		Industrials	Americas	Level III	USD	N/A	N/A	92,933	7.6%
Health Care - 24.2%
PetVet Care Centers, LLC	Equity interest held through KKR Romulus Aggregator L.P.	Health Care	Americas	Level III	USD	N/A	N/A	127,453	10.4%
IVI Rma Global SL	Equity interest held through KKR Inception Aggregator L.P.	Health Care	EMEA	Level III	EUR	N/A	N/A	89,904	7.4%
N/A(2)	Equity interest held through KKR HCSG II Spark Aggregator L.P.	Health Care	Americas	N/A	USD	N/A	N/A	72,368	5.9%
Other investment in portfolio company		Health Care	EMEA	Level III	USD	N/A	N/A	3,542	0.3%
Other investments in portfolio companies(1)		Health Care	Americas	Level III	USD	N/A	N/A	2,176	0.2%
Financials - 15.9%
USI Insurance Services LLC	Equity interest held through Uno Aggregator L.P.	Financials	Americas	Level III	USD	N/A	N/A	142,500	11.7%
Other investment in portfolio company		Financials	EMEA	Level III	EUR	N/A	N/A	51,355	4.2%
Consumer Discretionary - 3.1%
Other investment in portfolio company		Consumer Discretionary	Americas	Level III	USD	N/A	N/A	37,400	3.1%
Materials - 2.5%
Other investment in portfolio company		Materials	Americas	Level III	USD	N/A	N/A	30,400	2.5%
Communication Services - 1.2%
Other investment in portfolio company		Communication Services	Americas	Level III	USD	N/A	N/A	14,300	1.2%
Information Technology - 0.2%
Other investment in portfolio company		Information Technology	Americas	Level III	USD	N/A	N/A	2,046	0.2%
Total Portfolio Companies (cost of $866,020)								$884,377	72.5%

Foreign Currency Forward Contracts
Goldman Sachs	Sell EUR/USD	N/A	N/A	Level II	EUR	June 28, 2024	35,700	$393	—%
Barclays Bank PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	June 28, 2024	17,200	556	0.1%
Nomura International plc	Sell EUR/USD	N/A	N/A	Level II	EUR	June 28, 2024	1,700	(41)	—%
Nomura International plc	Sell EUR/USD	N/A	N/A	Level II	EUR	June 28, 2024	17,500	$182	—%
Total Foreign Currency Forward Contracts								$1,090	0.1%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	$412,120	33.7%
Total Investments in Money Market Funds (cost of $412,120)								$412,120	33.7%

Total Investments and Cash Equivalents (cost of $1,278,140)								$1,297,587	106.3%
(1) There were no single investments included in this category that exceeded 5% of net assets.
(2) As of March 31, 2024, the Company had funded cash into KKR HCSG II Spark Aggregator L.P. in connection with acquiring an indirect interest in SunFireMatrix, Inc. on April 1, 2024. This investment is measured at fair value using the net asset value practical expedient under Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure (“ASC 820”).

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
(1) There were no single investments included in this category that exceeded 5% of net assets.

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

K-PEC conducts a continuous private offering of its investor shares on a monthly basis: Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, the “Investor Shares” and, collectively with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), including under Regulation D and Regulation S, (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

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

The Company’s consolidated financial statements are prepared using the accounting and reporting guidance under ASC 946, Financial Services—Investment Companies (“ASC 946”).

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

For a detailed discussion about K-PEC’s significant accounting policies, see Note 2 to the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. During the three months ended March 31, 2024, there were no significant updates to K-PEC’s significant accounting policies.
3.Investments
Summarized Portfolio Company Financial Information

The following table presents unaudited summarized financial information for the portfolio companies in the aggregate in which the Company has an indirect equity interest for the three months ended March 31, 2024. Amounts provided do not represent the Company’s proportionate share:

Three Months Ended March 31, 2024
Revenues	$2,666,872
Expenses	2,816,613
Loss before taxes	(149,741)
Income tax (benefit) expense	(2,564)
Consolidated net loss	(147,177)
Net loss attributable to non-controlling interests	164
Net loss	$(147,013)

The net loss above represents the aggregated net income attributable to the controlling interests in each of the Company’s portfolio companies and does not represent the Company’s proportionate share of income.

4.Fair Value Measurements - Investments
The following tables present fair value measurements of investments, by major class, according to the fair value hierarchy:

	March 31, 2024
Investments	Level I	Level II	Level III	Investment Measured at Net Asset Value(1)	Fair Value
Portfolio companies	$—	$—	$812,009	$72,368	$884,377
Unrealized depreciation on foreign currency forward contracts	—	(41)			(41)
Unrealized appreciation on foreign currency forward contracts		1,131			1,131
Investments in Money Market Funds	412,120	—	—		412,120
Total	$412,120	$1,090	$812,009	$72,368	$1,297,587
(1) Certain investments that are measured at fair value using the net asset value practical expedient under ASC 820 have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

	December 31, 2023
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	$—	$—	$713,610	$713,610
Unrealized depreciation on foreign currency forward contracts	—	(742)	—	(742)
Unrealized appreciation on foreign currency forward contracts	—	103	—	103
Investments in Money Market Funds	18,007	—	—	18,007
Total	$18,007	$(639)	$713,610	$730,978

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the three months ended March 31, 2024:

Investments	Balance as of December 31, 2023	Purchases	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of March 31, 2024
Portfolio companies	$713,610	$89,862	$10,979	$(2,442)	$812,009
Total	$713,610	$89,862	$10,979	$(2,442)	$812,009

The total change in unrealized appreciation (depreciation) included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the three months ended March 31, 2024 attributable to Level III investments and foreign currency translation still held at March 31, 2024 was $10,979 and $(2,442), respectively.

The following tables present the quantitative information about Level III fair value measurements of the Company’s portfolio companies as of March 31, 2024 and December 31, 2023:

Level III Assets	Fair Value March 31, 2024	Valuation Methodology and Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$812,009	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	7.0%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	34.0%	6.3% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	52.4%	0.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	13.6%	0.0% - 75.0%	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	15.0x	2.6x - 21.9x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	11.0%	8.4% - 17.9%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	14.1x	8.5x - 17.5x	Increase

Level III Assets	Fair Value December 31, 2023	Valuation Methodology and Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$713,610	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	7.4%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	25.0%	0.0% - 50.0%	(4)
			Weight Ascribed to Discounted Cash Flow	40.2%	0.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	34.8%	0.0%- 100.0%	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.6x	7.5x - 17.8x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	11.6%	8.5% - 18.2%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	14.9x	8.5x - 17.5x	Increase

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

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee (the “Management Fee”) from the Company in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to Class S Shares, Class D Shares, Class U Shares and Class I Shares and (ii) 1.00% per annum of the month-end NAV for a 60-month period following August 1, 2023 (the “Initial Offering”) attributable to Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (provided that for Class R-S Shares, Class R-U Shares and Class R-I Shares, such shares are purchased by an investor as part of an intermediary’s direct or indirect aggregate subscription for at least $100,000 in Shares and shares of any class of KKR Private Markets Equity Fund SICAV SA, a multi-compartment Luxembourg investment company with variable capital, and KKR Private Markets Equity Fund (Master) FCP, a Luxembourg mutual fund (together, with any parallel vehicles formed to invest alongside the aforementioned entities and that are direct or indirect parent companies of K-PRIME Aggregator L.P., “K-PRIME”) during the 12-month period following the Initial Offering) and 1.25% per annum of the month-end NAV attributable to Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares after the 60-month period following the Initial Offering, each before giving effect to accruals for the Management Fee, the Distribution Fee (defined herein), the Servicing Fee (defined herein), the Performance Participation Allocation (defined herein), share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds a portfolio company, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Company’s transactional net asset value (“Transactional Net Asset Value”), which is used to determine the price at which the Company sells and repurchases its Shares.

KKR or its affiliates (and in the case of directors’ fees, KKR executives) are expected to be paid transaction fees and monitoring fees in connection with the acquisition, ownership, control and exit of portfolio companies, and KKR or its affiliates are expected to be entitled to receive “break-up” or similar fees in connection with unconsummated transactions (“Other Fees”). The Management Fee payable in any monthly period is subject to reduction, but not below zero, by an amount equal to any Other Fees allocable to Investor Shares pursuant to the terms of the Management Agreement. The Manager, in its sole discretion, may forgo reimbursement by the Company of certain expenses incurred by the Manager or its affiliates (other than the Company and its subsidiaries) on behalf of the Company in each calendar month to the extent there remains any Other Fees that are not used to offset the Management Fee. Any Other Fees used to offset such expenses will not be applied again to offset future Management Fees.

For the three months ended March 31, 2024, the Manager earned $2,653 in gross Management Fees, which were offset by $2,653, resulting in $0 of net Management Fees. As of March 31, 2024 and December 31, 2023, there were unapplied credits of $12,887 and $12,403, respectively, to be carried forward that relate to Other Fees earned.

As of March 31, 2024 and December 31, 2023, the Company did not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

Performance Participation Allocation
KKR is allocated a “Performance Participation Allocation” equal to 15.0% of the Total Return attributable to Investor Shares subject to a 5.0% annual Hurdle Amount and a High Water Mark, with a 100% Catch-Up (each as defined in the LLC Agreement). Such allocation will be measured and allocated or paid annually and accrued monthly (subject to pro-rating for partial periods). KKR may elect to receive the Performance Participation Allocation in cash and/or Class F Shares. Specifically, promptly following the end of each Reference Period (and at other times as described below), KKR is allocated a Performance Participation Allocation in an amount equal to:

•First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (as defined in the LLC Agreement) (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to KKR equals 15.0% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to KKR pursuant to this clause (any such amount, the “Catch-Up”); and
•Second, to the extent there are remaining Excess Profits, 15.0% of such remaining Excess Profits.

KKR will also be allocated a Performance Participation Allocation with respect to all Investor Shares that are repurchased in connection with repurchases of Shares in an amount calculated as described above with the relevant period being the portion of the Reference Period (which is the applicable year beginning on October 1 and ending on September 30 of the next succeeding year, with the initial Reference Period being the period from August 1, 2023 to September 30, 2024) for which such Shares were outstanding, and proceeds for any such Share repurchases will be reduced by the amount of any such Performance Participation Allocation. Such Performance Participation Allocation is calculated based on the Transactional Net Asset Value.

If the Performance Participation Allocation is paid in Class F Shares, such Shares may be repurchased at KKR’s request and are subject to the repurchase limitations of our share repurchase plan.

A Performance Participation Allocation accrual of $1,508 and $1,508 was recorded as of March 31, 2024 and December 31, 2023, respectively, in the Consolidated Statements of Assets and Liabilities. No Performance Participation Allocation was recognized in the Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023.

Distribution Fees and Servicing Fees

The Company will pay KKR Capital Markets LLC ongoing distribution and servicing fees (a) of 0.85% of NAV per annum for Class S Shares, Class U Shares, Class R-S Shares and Class R-U Shares only (consisting of a 0.60% distribution fee (the “Distribution Fee”) and a 0.25% shareholder servicing fee (the “Servicing Fee”)), accrued and payable monthly and (b) of 0.25% for Class D Shares and Class R-D Shares only (all of which constitutes payment for shareholder services, with no payment for distribution services) in each case as accrued, and payable monthly. Such Distribution Fee and Servicing Fee are calculated based on the Transactional Net Asset Value. None of the Class I Shares, Class R-I Shares, Class E Shares, Class F Shares, Class G Shares or Class H Shares incur the Distribution Fee or the Servicing Fee. The Dealer-Manager (defined below) generally expects to reallow the Distribution Fee and the Servicing Fee to participating broker dealers or other intermediaries. The Company may also pay for certain sub-transfer agency, platform, sub-accounting and administrative services outside of the Distribution Fee and the Servicing Fee.

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. As of March 31, 2024 and December 31, 2023, the Company has accrued $69,691 and $40,309, respectively, of Servicing Fees and Distribution Fees payable to the Dealer Manager related to the Class R-U Shares and Class R-D Shares sold.
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

As of March 31, 2024, the Manager agreed to reimburse expenses of $2,211 incurred by the Company for the three months ended March 31, 2024, pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a three year period.

As of March 31, 2024 and December 31, 2023, the Company recorded $2,211 and $13,451, respectively, as Due from Manager related to amounts waived under the Expense Limitation Agreement to date and $2,379 and $14,471, respectively, as Due to Manager related to amounts paid by the Manager on behalf of the Company.

The following table reflects the amounts incurred by the Company and subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Company:

Three Months Ended	Amount	Last Expiration Date
December 31, 2022	$3,635	December 31, 2025
March 31, 2023	1,838	March 31, 2026
June 30, 2023	1,938	June 30, 2026
September 30, 2023	3,269	September 30, 2026
December 31, 2023	2,771	December 31, 2026
March 31, 2024	2,211	March 31, 2027
Total	$15,662
As of March 31, 2024 and December 31, 2023, management believes that it was not probable for the Company to be required to reimburse the expenses waived by the Manager.

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

As of December 31, 2023, the outstanding balance on the Line of Credit was $19,200, all of which was subsequently repaid on January 4, 2024. No balance was outstanding on the Line of Credit as of March 31, 2024. For the period from January 1, 2024 to January 4, 2024, the Company incurred interest expense of $14, which was waived by the Lender.
6.Shareholders’ Equity

The following table is a summary of the Shares issued during the three months ended March 31, 2024 and shares outstanding as of March 31, 2024:

	Shares Outstanding as of December 31, 2023	Shares Issued During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of March 31, 2024
Class I Shares	69,695	386	—	(69,695)	386
Class R-D Shares	—	404,608	—	(1,923)	402,685
Class R-I Shares	4,452,158	4,930,470	119,871	—	9,502,499
Class R-U Shares	22,941,060	16,863,616	—	(48,489)	39,756,187
Class F Shares	1,967	1,743	—	—	3,710
Class G Shares	40	—	—	—	40
Class H Shares	40	—	—	—	40
Total	27,464,960	22,200,823	119,871	(120,107)	49,665,547

Distribution Reinvestment Plan

The Company adopted a Distribution Reinvestment Plan (the “DRIP”) in which cash distributions to holders of our Shares will automatically be reinvested in additional whole and fractional Shares attributable to the class of Shares that a Shareholder owns unless such holders elect to receive distributions in cash. Shareholders may terminate their participation in the DRIP with prior written notice to us. Under the DRIP, Shareholders’ distributions are reinvested in Shares of the same class owned by the Shareholder for a purchase price equal to the most recently available Transactional Net Asset Value per Share. Shareholders will not pay a sales load when purchasing Shares under our DRIP; however, Class S Shares, Class D Shares, Class U Shares, Class R-S Shares, Class R-D Shares and Class R-U Shares, including those purchased under our DRIP, will be subject to applicable ongoing distribution and/or shareholder servicing fees.

As of March 31, 2024 and December 31, 2023, the Company has not issued any Shares under the DRIP.

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

As of March 31, 2024 and December 31, 2023, the Company has not repurchased any Shares under the share repurchase plan.

Repurchase Arrangement for Class E Shares held by KKR

No shares were repurchased by the Company, pursuant to the KKR Share Repurchase Arrangement, effective July 27, 2023 (“KKR Share Repurchase Arrangement”), during the three months ended March 31, 2024.

For a description of the KKR Share Repurchase Arrangement, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
7.Distributions
The Company did not declare or pay any distributions during the three months ended March 31, 2024.
8.Commitments and Contingencies
Litigation

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

The Company had $8,833 of unfunded commitments in portfolio companies as of both March 31, 2024 and December 31, 2023.
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

9.Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the three months ended March 31, 2024:

	Class I Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2024)	$25.88	$—	$25.87	$24.08	$26.02	$26.02	$26.02
Consideration from the issuance of shares, net	—	26.00	—	0.83	—	—	—
Transfers in	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—
Accrued shareholder servicing fees and distribution fees (2)	—	(0.54)	—	(0.92)	—	—	—
Net investment income (2)	0.03	0.03	0.02	0.05	0.04	0.04	0.04
Net realized gain (loss) and change in unrealized appreciation (depreciation)(2)	0.24	0.07	0.23	0.22	0.26	0.26	0.26
Net increase (decrease) in net assets attributed to shareholders	$0.27	$(0.44)	$0.25	$0.18	$0.30	$0.30	$0.30
Net asset value per share at the end of period (March 31, 2024)	$26.15	$25.56	$26.12	$24.26	$26.32	$26.32	$26.32
Net assets at end of period (March 31, 2024)	10	10,292	248,196	964,490	98	1	1
Shares outstanding at end of period (March 31, 2024)	386	402,685	9,502,499	39,756,187	3,710	40	40
Weighted average shares outstanding at end of period (March 31, 2024)	386	400,641	7,622,403	33,117,870	3,710	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value (3):
Operating expenses before Performance Participation Allocation (4)	0.18%	0.12%	0.18%	0.19%	0.18%	0.18%	0.18%
Operating expenses before expenses reimbursed by Manager (4) (5)	0.48%	0.27%	0.50%	0.38%	0.40%	0.40%	0.40%
Operating expenses after expenses reimbursed by Manager (4) (5)	0.26%	0.15%	0.29%	0.16%	0.18%	0.18%	0.18%
Operating expenses after Performance Participation Allocation (4) (6)	0.26%	0.15%	0.29%	0.16%	0.18%	0.18%	0.18%
Net investment income (loss) (4)	0.12%	0.13%	0.08%	0.22%	0.17%	0.17%	0.17%
Total GAAP return attributed to Shares based on net asset value (4) (7)	1.06%	(1.70)%	0.92%	0.82%	1.11%	1.11%	1.11%

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
(7) The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Participation Allocation as described in Note 5. Related Party Transactions. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s Shares. The Company did not declare or pay any distributions for the three months ended March 31, 2024.

10. Income Taxes

The Company operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, and not as a publicly traded partnership taxable as a corporation. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the Company will be considered a publicly traded partnership and will not meet the qualifying income exception, which would result in the Company being treated as a publicly traded partnership and taxed as a corporation, rather than as a partnership. In such case, the members would then be treated as shareholders in a corporation, and the Company would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Company would be required to pay income tax at corporate rates on its net taxable income.

In addition, the Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

For the three months ended March 31, 2024 and 2023, the effective tax rate was 10.4% and 0.0%, respectively. For the three months ended March 31, 2024, the primary items giving rise to the difference between the 0.0% federal statutory rate applicable to partnerships and the effective tax rate is due to U.S. federal, state and local taxes on income from the Company's subsidiaries that are treated as corporations for U.S. federal, state or local purposes. For the three months ended March 31, 2023, the effective tax rate did not differ from the 0.0% federal statutory rate applicable to partnerships as the Company did not have any income from subsidiaries that are treated as corporations for U.S. federal, state or local purposes.
11. Subsequent Events
Unregistered Sale of Equity Securities

On April 1, 2024, the Company sold the following Investor Shares of the Company (with the final number of shares determined on April 19, 2024) to investors for cash:

Class	Number of Shares Sold	Net Consideration
Class I Shares	2,486	$65
Class R-D Shares	1,187,100	30,963
Class R-I Shares	18,380,618	480,083
Class R-U Shares	7,437,830	193,197

Share Repurchases

The Company has a share repurchase plan whereby, on a quarterly basis, Shareholders may request that the Company repurchase all or any portion of their Shares. The aggregate NAV of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares, Class R-I Shares and Class F Shares, if any, will be limited to no more that 5% of the NAV per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter).

On May 6, 2024, the Company received requests for the repurchase of approximately $356 of the Company’s Shares, all of which were repurchased on the same date.

Amended and Restated Expense Limitation and Reimbursement Agreement

On May 10, 2024, the Company and the Manager executed the Amended and Restated Expense Limitation and Reimbursement Agreement (the “A&R Expense Limitation Agreement”), which amended and restated the Expense Limitation Agreement.

The amendment and restatement effects certain changes, including, among other things, extending the term of the A&R Expense Limitation Agreement through and including June 30, 2025.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
We have been established by Kohlberg Kravis Roberts & Co. L.P. (together with its subsidiaries, “KKR”) as the flagship conglomerate to own and control and manage Joint Ventures that, directly or indirectly, own majority stakes in portfolio companies, and to a lesser extent, Joint Ventures that own influential yet non-majority stakes in portfolio companies. Our Joint Ventures focus on acquiring geographically diversified portfolio companies that operate principally in the following business lines: Business & Financial Services; Consumer & Retail; Healthcare; Impact; Industrials; and Technology, Media & Telecommunications. We intend to own and control portfolio companies in the geographies where KKR is active, including North America, Europe and Asia Pacific. Over time, we expect to acquire portfolio companies that generate attractive risk-adjusted returns, using proceeds raised from the continuous offering of our securities, distributions from portfolio companies, and opportunistically recycling capital generated from dispositions of portfolio companies.
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
We expect that in the ordinary course, our acquisitions of portfolio companies, whether made through our Joint Ventures or, to a lesser extent, our other acquisition strategies, will make up approximately 80% of our assets. We expect that we will own and control the large majority by value of those Joint Ventures and that the large majority by value of such Joint Ventures will majority-own or primarily control their underlying portfolio companies. Additionally, we expect that up to 20% of our assets will consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high yield credit, asset-

backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include (i) securities or loans of KKR portfolio companies and/or (ii) funds invested in any of the foregoing managed by KKR or affiliates thereof) (collectively, the “Liquidity Portfolio”) in each case in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity. These types of liquid assets may exceed 20% of our assets at any given time due to new subscriptions, shareholder participation in our share repurchase program, distributions from, or dispositions of, portfolio companies or for other reasons as KKR DAV Manager LLC (our “Manager”) determines. In addition to the target of 20% for our Liquidity Portfolio, we intend to abide by certain other guidelines on our overall portfolio construction. We will not acquire any cryptocurrency. Additionally, (a) no more than 5% of our assets will consist of interests in “blind pools” and (b) no more than 10% of our assets will consist of publicly traded equity securities (not including any portfolio company that becomes publicly traded during the term of our ownership or acquisitions in connection with take-private transactions).
We may also opportunistically acquire a limited amount of indirect exposure to multiple portfolio companies by acquiring interests in multi-asset vehicles controlled by an investment manager (“commingled funds”), which may include newly formed funds and “continuation vehicles.” The Company may invest into vehicles managed by an affiliate of KKR or it may invest into vehicles managed by third parties, primarily through secondary transactions with existing limited partners but also through direct subscription with the sponsor(s) of such vehicles. Our acquisition strategy may also include equity-like investments in preferred and/or structured equity securities as well as opportunistic credit and debt strategies. While none of these approaches are principal to the Company’s business strategy, we believe that in certain circumstances, such investments may complement the Joint Venture strategy as a ready source of capital deployment at efficient prices and may otherwise help the Company achieve its objective of generating attractive risk-adjusted returns for shareholders (“Shareholders”). To the extent we pursue any of the foregoing approaches, we expect to do so in a manner consistent with maintaining our exclusion from registration under the Investment Company Act.
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
We conduct a continuous private offering of our investor shares on a monthly basis: Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, the “Investor Shares” and, collectively with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S, (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) (the “Private Offering”).
Recent Developments

Portfolio Company Activity

During the three months ended March 31, 2024, the Company acquired indirect interests in the following portfolio companies:

Portfolio Company	Description
Fortifi Food Processing Solutions Inc. (fka Red Barn Holdings, Inc.)	Fortifi Food Processing Solutions is a food processing developer based in Birmingham, Ohio.

Additionally, during the three months ended March 31, 2024, the Company acquired indirect interests in two add-on investments in Blue Sprig Pediatrics, Inc., one add-on investment in IVI Rma Global SL and an interest in KKR HCSG II Spark Aggregator L.P., which acquired an indirect interest in SunFireMatrix, Inc. on April 1, 2024.

As of March 31, 2024, approximately 35%, 33%, 22%, 4%, 3%, 2% and less than 1% of our portfolio companies were in the industrials, health care, financials, consumer discretionary, materials, communication services and information technology industries, respectively and approximately 84% and 16% of our portfolio companies were in the Americas and EMEA, respectively, based upon our transactional net asset value (“Transactional Net Asset Value”), which is used to determine the price at which the Company sells and repurchases its Shares.

During April 2024, the Company acquired indirect interests in the following portfolio companies:

Portfolio Company	Description
Cotiviti, Inc.	Cotiviti, Inc.is a leading solutions and analytics healthcare company, which is based in South Jordan, Utah.
SunFireMatrix, Inc.	SunFireMatrix, Inc. is a leading software and tech-enabled services platform serving the insurance distribution and health plan markets and is based in Carlisle, Massachusetts.

On April 12, 2024, the Company completed an add-on transaction with respect to Fortifi Food Processing Solutions, Inc.

On May 14, 2024, we agreed to purchase interests in 16 KKR portfolio companies from a third party holding its limited partnership interests in Joint Ventures through certain KKR Vehicles for an aggregate fair value of approximately $349.8 million, subject to purchase price adjustments. The ongoing risks and rewards associated with the purchased interests were substantively transferred to the Company as of such date. Final settlement of the transaction, including the payment of the purchase consideration, is expected to occur in the coming months.

After giving effect to the above second quarter 2024 acquisitions at transaction value, approximately 48%, 20%, 12%, 8%, 7%, 3%, 2% and 1% were in the health care, industrials, financials, consumer discretionary, information technology, communication services, materials and consumer staples industries, respectively and approximately 81%, 15% and 4% of our portfolio companies were in the Americas, EMEA and APAC, respectively.

Line of Credit

On December 20, 2023, certain wholly-owned subsidiaries of the Company entered into an unsecured, uncommitted line of credit, which was further amended on March 21, 2024 (the “Line of Credit”) to provide for up to a maximum aggregate principal amount of $300,000 with KKR Alternative Assets LLC, an affiliate of the Company, as lender.

On December 21, 2023, the Company drew down $19,200 on the Line of Credit, all of which was subsequently repaid on January 4, 2024. For the period from January 1, 2024 to January 4, 2024, the Company incurred interest expense of $14, which was waived by the Lender.
Operating Results Highlights

During the three months ended March 31, 2024, we raised aggregate subscription proceeds of $574,521 related to Investor Shares. These subscription proceeds were used, in part, to acquire our interests in two new portfolio companies and two add-on investments in Blue Sprig Pediatrics, Inc. and one add-on investment in IVI Rma Global SL totaling $162,230.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns(1)	Class I Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares
Share class inception date	September 1, 2023	February 1, 2024	August 1, 2023	August 1, 2023
Three months ended March 31, 2024	1.04%	0.33%	0.95%	0.91%
Inception to date March 31, 2024	2.73%	0.33%	4.48%	3.90%
(1) Total return is not annualized. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company did not declare or pay any distributions during the three months ended March 31, 2024.

Results of Operations
From December 6, 2022 (date of our initial capitalization) through August 1, 2023, we had not commenced our principal operations and were focused on our formation and the registration statement on Form 10 under the Exchange Act (as amended, the “Registration Statement”). Our Registration Statement automatically became effective on June 13, 2023 and we commenced principal operations on August 1, 2023.

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire portfolio companies with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.
A discussion of the results of operations for the three months ended March 31, 2024 is as follows:

Investment Income

We generate investment income primarily from our long-term ownership and operation of Joint Ventures and portfolio companies and investments in our Liquidity Portfolio, which may consist of dividend income, interest income, and net realized gains or losses and net change in unrealized appreciation or depreciation of portfolio companies.

As the majority of our assets consist of long-term ownership and operation of Joint Ventures and portfolio companies, the majority of the revenue we generate is in the form of dividend income. Dividend income is not equivalent to the gross revenue produced at the portfolio company level, but is instead the amount of cash that is distributed from the portfolio company to the Company from time to time after paying for all portfolio company level expenses and debt obligations. Thus, the presentation of investment income in our consolidated financial statements differs from the traditional presentation shown in the consolidated financial statements of entities not prepared in accordance with Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”) and, most notably, is not equivalent to revenue as one might expect to see in consolidated financial statements not prepared in accordance with ASC 946.

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

For the three months ended March 31, 2024, the Company recorded $3,851 of dividend income from money market funds with financial institutions.

Expenses

For the three months ended March 31, 2024, we incurred $6,757 in operating expenses, comprised primarily of $3,587 in general and administrative expenses and gross management fees (“Management Fee”) pursuant to the management agreement entered into between the Company and the Manager, dated as of July 27, 2023 (the “Management Agreement”) earned by the Manager of $2,653, which were offset by $2,653, resulting in $0 of net Management Fees.

As of March 31, 2024, the Manager agreed to reimburse expenses of $2,211 incurred by the Company for the three months ended March 31, 2024, pursuant to the Expense Limitation and Reimbursement Agreement, dated as of December 6, 2022 (the “Expense Limitation Agreement”). The amounts are subject to recoupment within a three year period

Going forward, we expect our primary expenses to be the payment of the Management Fee, as well as a performance participation allocation (“Performance Participation Allocation”) to KKR. We will also bear other capital and operating expenses.

Net Investment Income

For the three months ended March 31, 2024, net investment income was $1,972. Prior to the commencement of principal operations on August 1, 2023, the Company did not record net investment income or loss.

Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Translation and Foreign Currency Forward Contracts

Net realized gain and loss and net unrealized appreciation and depreciation from our investments and foreign currency translation of assets and liabilities denominated in foreign currencies are reported separately on the Consolidated Statements of Operations. We measure realized gain and loss as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investments values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when appreciation or depreciation is realized.

For the three months ended March 31, 2024, we recorded a realized gain on foreign currency forward contracts of $268 and a realized loss on foreign currency translation related to the change in value based upon changes in foreign currency exchange rates of $54.

We recorded a net change in unrealized appreciation before income taxes of $10,266 for the three months ended March 31, 2024, comprised of $10,979 of unrealized appreciation on investments related to the change in value of portfolio companies; $2,442 of unrealized depreciation on foreign currency translation related to the change in value based upon changes in foreign currency exchange rates; and $1,729 of unrealized appreciation on foreign currency forward contracts.

Changes in Net Assets from Operations

For the three months ended March 31, 2024, we recorded a net increase in net assets resulting from operations of $11,151, primarily resulting from the net change in unrealized appreciation related to the change in value of portfolio companies and foreign currency forward contracts, partially offset by the net change in unrealized appreciation related to foreign currency translation.

Investment Company Accounting Considerations

Since the Company’s consolidated financial statements are prepared using the specialized accounting principles of ASC 946, our Manager produces an estimate of the fair market value of each of our portfolio companies monthly. When valuing our portfolio companies, net operating earnings generated at the portfolio company level are included in our valuation models. While the valuation models take into account all revenue, distributions from each of our portfolio companies may be more or less than that included in our valuation models each period due to various cash flow considerations. As an example, since many of our portfolio companies are held in tax partnership structures, or in related entities with bank-financed portfolio company level debt, the Company may be contractually limited in its ability to make dividend distributions from portfolio companies to the Company. Since portfolio companies are not consolidated with the Company under ASC 946, in many cases the net income from operations earned by a portfolio company may not be distributed to the Company in its entirety, and thus may not be reflected in the net increase in net assets resulting from operations. While this non-distributed income is included in the calculation of fair market value and net change in unrealized appreciation or depreciation on investments, it is not included in net investment income or loss on the Consolidated Statements of Operations.

Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our Transactional Net Asset Value is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following tables include the net asset value of outstanding Shares as of March 31, 2024. The following table provides a breakdown of the major components of our Transactional Net Asset Value as of March 31, 2024 ($ in thousands, except shares):

Components of Transactional Net Asset Value	March 31, 2024
Investments at fair value (cost of $866,020)	$884,377
Cash and cash equivalents	412,388
Other assets	6,053
Other liabilities	(8,531)
Accrued performance participation allocation	(1,508)
Accrued shareholder servicing fees and distribution fees (1)	(1,308)
Transactional Net Asset Value	$1,291,471
Number of outstanding shares	49,665,547

(1) Shareholder servicing fees apply only to Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-D Shares and Class R-U Shares. Distribution fees apply only to Class S Shares, Class U Shares, Class R-S Shares and Class R-U Shares. For purposes of Transactional Net Asset Value, we recognize shareholder servicing fees and distribution fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP, Net Asset Value, we accrue the cost of the shareholder servicing fees and distribution fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-D Shares and Class R-U Shares. As of March 31, 2024, we have accrued under GAAP $69,691 of shareholder servicing fees and distribution fees payable to the dealer manager related to the Class R-D Shares and Class R-U Shares sold.

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of March 31, 2024 ($ in thousands, except shares and per share data):

Transactional Net Asset Value Per Share	Class I Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total
Monthly Transactional Net Asset Value	$10	$10,503	$248,196	$1,032,662	$98	$1	$1	$1,291,471
Number of outstanding shares	386	402,685	9,502,499	39,756,187	3,710	40	40	49,665,547
Transactional Net Asset Value per Share as of March 31, 2024	$26.15	$26.08	$26.12	$25.97	$26.32	$26.32	$26.32

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Statements of Assets and Liabilities to our Transactional Net Asset Value:

March 31, 2024
GAAP Net Asset Value	$1,223,088
Adjustment:
Accrued shareholder servicing fees and distribution fees	68,383
Transactional Net Asset Value	$1,291,471

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for portfolio companies that are valued at fair value as of March 31, 2024:

Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	7.0%	5.0% - 15.0%
	Weight Ascribed to Market Comparables	34.0%	6.3% - 100.0%
	Weight Ascribed to Discounted Cash Flow	52.4%	0.0% - 75.0%
	Weight Ascribed to Transaction Price/Other	13.6%	0.0% - 75.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	15.0x	2.6x - 21.9x

Discounted Cash Flow	Weighted Average Cost of Capital	11.0%	8.4% - 17.9%
	Enterprise Value / LTM EBITDA Exit Multiple	14.1x	8.5x - 17.5x

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

Input	Hypothetical Change	Portfolio Company Values
Weighted Average Cost of Capital	0.25% decrease	+0.77%
	0.25% increase	–0.75%

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

As of March 31, 2024, the fair value of our foreign currency forward contracts was a net asset of $1,090 and as of December 31, 2023, the fair value of our foreign currency forward contracts was a net liability of $639, respectively. As of March 31, 2024 and December 31, 2023, we recorded unrealized appreciation on foreign currency forward contracts of $1,131 and $103, respectively, as an asset in the Consolidated Statements of Assets and Liabilities and unrealized depreciation on foreign currency forward contracts of $41 and $742, respectively, as a liability in the Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2024, we recorded a change in net unrealized appreciation on foreign currency forward contracts of $1,729 and a realized gain on foreign currency forward contracts of $268 in the Consolidated Statements of Operations.

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
There may be quarters in which we do not repurchase Shares, and it is possible that we will not repurchase Shares at all for an extended period. The applicable quarterly share repurchase limit, repurchase price and early repurchase fee are calculated based on the Transactional Net Asset Value.
No Shares were repurchased during the three months ended March 31, 2024.

Liquidity and Capital Resources
As of March 31, 2024, the Company had $412,388 in cash and cash equivalents. Our current cash and cash equivalents balance is generally reflective of the cash necessary to fund normal operations.

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
Cash Flows
The following table summarizes the changes to our cash flows for the three months ended March 31, 2024 (in thousands):

Cash flows (used in) provided by:	Three Months Ended March 31, 2024
Operating activities	$(158,903)
Financing activities	553,284
Net increase in cash and cash equivalents	$394,381

Cash used in operating activities

Net cash flow used in operating activities was $158,903 for the three months ended March 31, 2024 and is primarily the result of funding the acquisitions of portfolio companies.

Cash provided by financing activities

Net cash flow provided by financing activities was $553,284 for the three months ended March 31, 2024, which primarily reflects the proceeds from the sale of Shares pursuant to our Private Offering, partially offset by the repayment of the Line of Credit.
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
Accrued Shareholder Servicing Fees and Distribution Fees
The Company will pay KKR Capital Markets LLC ongoing distribution and servicing fees (a) of 0.85% of NAV per annum for Class S Shares, Class U Shares, Class R-S Shares and Class R-U Shares only (consisting of a 0.60% distribution fee (the “Distribution Fee”) and a 0.25% shareholder servicing fee (the “Servicing Fee”)), accrued and payable monthly and (b) of 0.25% for Class D Shares and Class R-D Shares only (all of which constitutes payment for shareholder services, with no payment for distribution services) in each case as accrued, and payable monthly. Such Distribution Fee and Servicing Fee are calculated based on the Transactional Net Asset Value. None of the Class I Shares, Class R-I Shares, Class E Shares, Class F Shares, Class G Shares or Class H Shares incur the Distribution Fee or the Servicing Fee.

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgements and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder servicing fees and distribution fees entail uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of March 31, 2024 and December 31, 2023, the Company has accrued $69,691 and $40,309, respectively, of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class R-U Shares and Class R-D Shares sold.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.
Contractual Obligations
See “Note 8. Commitments and Contingencies,” to our consolidated financial statements in this Quarterly Report on Form 10-Q for any contractual obligations and commitments with payments due subsequent to March 31, 2024.

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

Changes in Fair Value

All of our portfolio companies as of March 31, 2024 are reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on portfolio companies held as of March 31, 2024, we estimate that an immediate 10% decrease in the fair value of portfolio companies generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of the portfolio companies as of March 31, 2024, we estimate that an immediate, hypothetical 10% decline in the fair value of the portfolio companies would result in a decline in net increase in net assets resulting from operations of $81,226, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our portfolio companies were denominated as of March 31, 2024 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $6,357, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our fixed income investments to increase. As of March 31, 2024, we had no indebtedness.

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

See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Hedging Activities” in this Quarterly Report on Form 10-Q for a discussion of the Company’s hedging transactions.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not involved in any material legal proceedings.
Item 1A.    Risk Factors
For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Amended and Restated Expense Limitation and Reimbursement Agreement

On May 10, 2024, the Company and the Manager executed the Amended and Restated Expense Limitation and Reimbursement Agreement (the “A&R Expense Limitation Agreement”), which amended and restated the Expense Limitation Agreement.

The amendment and restatement effects certain changes, including, among other things, extending the term of the A&R Expense Limitation Agreement through and including June 30, 2025.

The foregoing summary description of the A&R Expense Limitation Agreement does not purport to be complete and is qualified in its entirety by reference to the A&R Expense Limitation Agreement, a copy of which is included as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.    Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Certificate of Formation, dated December 6, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on April 14, 2023)

3.2	Third Amended and Restated Limited Liability Company Agreement, between KKR DAV Manager LLC and the Members, dated as of December 14, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2023)

10.1	Amended and Restated Uncommitted Unsecured Line of Credit, dated March 21, 2024, between K-PEC HedgeCo LLC, as borrower and KKR Alternative Assets LLC, as lender (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K, filed on March 25, 2024)

10.2	Amended and Restated Expense Limitation and Reimbursement Agreement, dated May 10, 2024, between KKR Private Equity Conglomerate LLC and KKR DAV Manager LLC

31.1	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The agreements and other documents filed as exhibits to this Quarterly Report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and Shareholders should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KKR PRIVATE EQUITY CONGLOMERATE LLC

/s/ Jeffrey B. Van Horn
Date:	May 15, 2024	Jeffrey B. Van Horn
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)