Form 10-Q
period 2024-06-30
KKR Private Equity Conglomerate LLC
filed 2024-08-13
CIK 1957845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 6, 2024, the registrant had 13,123 Class I Shares, 112,564 Class U Shares, 5,413,776 Class R-D Shares, 35,735,918 Class R-I Shares, 68,479,227 Class R-U Shares, 10,163 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding. The number of Shares outstanding excludes August 1, 2024 subscriptions since the issuance price is not yet finalized as of the date of this filing.

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
•the ability of the Manager (as defined herein) to source adequate acquisition opportunities to efficiently deploy capital;
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

Part I.    Financial Information
Item 1.    Financial Statements
KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	June 30, 2024	December 31, 2023
Assets
Investments at fair value (cost of $2,309,019 and $703,790, respectively)	$2,444,343	$713,610
Cash and cash equivalents	309,135	18,007
Prepaids and other assets	—	243
Deferred offering costs	116	815
Due from Manager	2,332	13,451
Dividends receivable	3,984	307
Unrealized appreciation on foreign currency forward contracts	568	103
Total assets	2,760,478	746,536

Liabilities
Line of Credit	—	19,200
Accrued performance participation allocation	22,997	1,508
Accrued shareholder servicing fees and distribution fees	113,543	40,309
Directors’ fees and expenses payable	151	137
Other accrued expenses and liabilities	7,257	2,133
Unrealized depreciation on foreign currency forward contracts	79	742
Due to Manager	6,911	14,471
Total liabilities	150,938	78,500

Commitments and contingencies (Note 8)

Net assets	$2,609,540	$668,036

Net assets are comprised of
Class I Shares, 12,209 and 69,695 shares authorized, issued and outstanding, respectively	$334	$1,804
Class U Shares, 110,734 and — shares authorized, issued and outstanding,	2,825	—
Class R-D Shares, 2,796,988 and — shares authorized, issued and outstanding, respectively	74,791	—
Class R-I Shares, 33,302,088 and 4,452,158 shares authorized, issued and outstanding, respectively	909,397	115,196
Class R-U Shares, 63,960,210 and 22,941,060 shares authorized, issued and outstanding, respectively	1,622,034	550,983
Class F Shares, 5,657 and 1,967 shares authorized, issued and outstanding, respectively	157	51
Class G Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Class H Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Net assets	$2,609,540	$668,036
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income
Dividend income	$12,837	$—	$16,688	$—
Total investment income	12,837	—	16,688	—

Operating expenses
Performance participation allocation	21,490	—	21,490	—
General and administration expenses	4,355	22	7,942	22
Management fee expense	5,968	—	8,621	—
Deferred offering costs amortization	349	—	698	—
Directors’ fees and expenses	152	—	306	—
Interest expense	—	—	14	—
Organization costs	—	1,916	—	3,706
Total operating expenses	32,314	1,938	39,071	3,728
Less: Expenses reimbursed by Manager	(959)	(1,938)	(3,170)	(3,728)
Less: Management fee and expense credits	(7,342)	—	(9,995)	—
Less: Interest expense waived by Lender	—	—	(14)	—
Net operating expenses	24,013	—	25,892	—
Net investment loss	(11,176)	—	(9,204)	—

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on:
Foreign currency forward contracts	2,874	—	3,142	—
Foreign currency	—	—	(54)	—
Total net realized gain	2,874	—	3,088	—

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on:
Investments	119,550	—	130,529	—
Foreign currency translation	(2,584)	—	(5,026)	—
Foreign currency forward contracts	(601)	—	1,128	—
Total net change in unrealized appreciation (depreciation) before income taxes	116,365	—	126,631	—
Provision for income taxes	1,333	—	2,634	—
Total net change in unrealized appreciation (depreciation) after income taxes	115,032	—	123,997	—

Net increase in net assets resulting from operations	$106,730	$—	$117,881	$—
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(Amounts in Thousands)

	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at March 31, 2024	$10	$—	$10,292	$248,196	$964,490	$98	$1	$1	$1,223,088
Consideration from the issuance of shares	329	2,975	63,068	622,616	637,051	52	—	—	1,326,091
Repurchase of shares	—	—	—	(75)	(281)	—	—	—	(356)
Early repurchase fee	—	—	—	6	11	—	—	—	17
Transfers in	—	—	—	1,589	—	—	—	—	1,589
Transfers out	(14)	—	(101)	—	(1,474)	—	—	—	(1,589)
Accrued shareholder servicing fees and distribution fees	—	(203)	(1,285)	—	(44,542)	—	—	—	(46,030)
Net investment loss	(1)	(7)	(253)	(3,394)	(7,522)	1	—	—	(11,176)
Net realized gain	—	4	81	960	1,829	—	—	—	2,874
Net change in unrealized appreciation	10	56	2,989	39,499	72,472	6	—	—	115,032
Balance at June 30, 2024	$334	$2,825	$74,791	$909,397	$1,622,034	$157	$1	$1	$2,609,540

Balance at December 31, 2023	$1,804	$—	$—	$115,196	$550,983	$51	$1	$1	$668,036
Consideration from the issuance of shares	339	2,975	73,587	750,695	1,072,964	97	—	—	1,900,657
Repurchase of shares	—	—	—	(75)	(281)	—	—	—	(356)
Early repurchase fee	—	—	—	6	11	—	—	—	17
Transfers in	—	—	—	4,691	—	—	—	—	4,691
Transfers out	(1,818)	—	(151)	—	(2,722)	—	—	—	(4,691)
Accrued shareholder servicing fees and distribution fees	—	(203)	(1,501)	—	(74,991)	—	—	—	(76,695)
Net investment loss	(1)	(7)	(239)	(3,243)	(5,715)	1	—	—	(9,204)
Net realized gain	—	4	83	1,002	1,999	—	—	—	3,088
Net change in unrealized appreciation	10	56	3,012	41,125	79,786	8	—	—	123,997
Balance at June 30, 2024	$334	$2,825	$74,791	$909,397	$1,622,034	$157	$1	$1	$2,609,540

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

Six Months Ended June 30, 2024
Operating activities
Net increase in net assets from operations	$117,881
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(130,529)
Net change in unrealized depreciation on foreign currency translation	5,026
Net change in unrealized appreciation on foreign currency forward contracts	(1,128)
Deferred offering costs amortization	698
Class F Shares issued as payment of directors’ fees and expenses	97
Acquisition of portfolio companies	(1,605,230)
Changes in operating assets and liabilities:
Decrease in prepaids and other assets	243
Increase in accrued performance participation allocation	21,488
Decrease in due from Manager	11,119
Increase in dividends receivable	(3,677)
Increase in other accrued expenses and liabilities	5,124
Increase in directors’ fees and expenses payable	14
Decrease in due to Manager	(7,700)
Net cash used in operating activities	(1,586,574)
Financing activities
Proceeds from issuance of shares	1,900,560
Repayment on Line of Credit	(19,200)
Payment of offering costs	(1,397)
Payments of shareholder servicing fees and distribution fees	(1,922)
Repurchase of shares	(339)
Net cash provided by financing activities	1,877,702
Net increase in cash and cash equivalents	291,128
Cash and cash equivalents, beginning of period	18,007
Cash and cash equivalents, end of period	$309,135

Six Months Ended June 30, 2024
Supplemental Disclosure of Non-Cash Financing Activities
Change in shareholder servicing fees and distribution fees payable	$76,695

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (UNAUDITED)
(Amounts in Thousands)

Issuer	Asset	Industry	Geography(1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Industrials - 14.2%
CIRCOR International, Inc.	Equity interest held through KKR Cube Aggregator L.P.	Industrials	Americas	Level III	USD	N/A	N/A	$132,500	5.1%
Other investments in portfolio companies(2)		Industrials	Americas	Level III	USD	N/A	N/A	227,396	8.7%
Other investment in portfolio company		Industrials	EMEA	Level III	EUR	N/A	N/A	10,162	0.4%
Health Care - 32.6%
Cotiviti Holdings, Inc.	Equity interest held through KKR Compass Aggregator L.P.	Health Care	Americas	Level III	USD	N/A	N/A	480,000	18.4%
Other investments in portfolio companies(2)		Health Care	Americas	Level III	USD	N/A	N/A	225,528	8.6%
Other investments in portfolio companies(2)		Health Care	EMEA	Level III	Various	N/A	N/A	120,376	4.6%
Other investment in portfolio company		Health Care	Asia Pacific	Level III	CNY	N/A	N/A	25,731	1.0%
Financials - 8.3%
USI Insurance Services LLC	Equity interest held through Uno Aggregator L.P.	Financials	Americas	Level III	USD	N/A	N/A	156,750	6.0%
Other investment in portfolio company		Financials	EMEA	Level III	EUR	N/A	N/A	50,979	2.0%
Other investment in portfolio company		Financials	Americas	Level III	USD	N/A	N/A	8,165	0.3%
Consumer Discretionary - 9.8%
Other investments in portfolio companies(2)		Consumer Discretionary	Americas	Level III	USD	N/A	N/A	212,624	8.1%
Other investment in portfolio company		Consumer Discretionary	EMEA	Level III	EUR	N/A	N/A	29,496	1.1%
Other investment in portfolio company		Consumer Discretionary	Asia Pacific	Level III	VND	N/A	N/A	16,075	0.6%
Materials - 1.2%
Other investment in portfolio company		Materials	Americas	Level III	USD	N/A	N/A	30,400	1.2%
Communication Services - 2.4%
Other investments in portfolio companies(2)		Communication Services	Americas	Level III	USD	N/A	N/A	32,462	1.2%
Other investment in portfolio company		Communication Services	EMEA	Level III	EUR	N/A	N/A	29,634	1.1%
Information Technology - 24.2%

N/A(3)	Equity interest held through KKR Modena Aggregator L.P.	Information Technology	Americas	N/A	USD	N/A	N/A	320,000	12.3%
BMC Software Finance Inc.	Equity interest held through KKR Banff Aggregator L.P.	Information Technology	Americas	Level III	USD	N/A	N/A	184,000	7.1%
Other investments in portfolio companies(2)		Information Technology	Americas	Level III	USD	N/A	N/A	92,923	3.6%
Other investments in portfolio companies(2)		Information Technology	Asia Pacific	Level III	Various	N/A	N/A	34,196	1.3%
Consumer Staples - 1.0%
Other investment in portfolio company		Consumer Staples	EMEA	Level III	USD	N/A	N/A	24,946	1.0%
Total Portfolio Companies (cost of $2,309,019)								$2,444,343	93.7%

Foreign Currency Forward Contracts
Nomura International plc	Sell JPY/USD	N/A	N/A	Level II	JPY	October 4, 2024	2,100,000	279	—%
Goldman Sachs	Sell EUR/USD	N/A	N/A	Level II	EUR	October 4, 2024	97,300	142	—%
Goldman Sachs	Sell AUD/USD	N/A	N/A	Level II	AUD	October 4, 2024	11,300	(79)	—%
Barclays Bank PLC	Sell CNH/USD	N/A	N/A	Level II	CNH	October 8, 2024	140,000	79	—%
Nomura International plc	Sell EUR/USD	N/A	N/A	Level II	EUR	October 4, 2024	19,200	46	—%
Barclays Bank PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 4, 2024	17,200	22	—%
Total Foreign Currency Forward Contracts								$489	—%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	$308,646	11.8%
Total Investments in Money Market Funds (cost of $308,646)								$308,646	11.8%

Total Investments and Cash Equivalents (cost of $2,617,665)								$2,753,478	105.5%
(1) The estimated fair value of our portfolio companies in the Americas, EMEA and Asia Pacific as a percentage of net assets was approximately 80.6%, 10.2% and 2.9%, respectively, as of June 30, 2024. The cost basis of portfolio companies in Americas, EMEA and Asia Pacific were $1,994,843, $241,942 and $72,233, respectively. The fair value of portfolio companies in Americas, EMEA and Asia Pacific were $2,102,747, $265,593 and $76,003, respectively.
(2) There were no single investments included in this category that exceeded 5% of net assets.
(3) As of June 30, 2024, the Company had funded cash into KKR Modena Aggregator L.P. in connection with acquiring an indirect interest in Omnissa on July 1, 2024. This investment is measured at fair value using the net asset value practical expedient under Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure (“ASC 820”).

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
(All Amounts in Thousands, Except Share and Per Share Data)
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

The Company is sponsored by KKR and benefits from its industry leading institutional private equity sourcing and portfolio management platform pursuant to a management agreement entered into with KKR DAV Manager LLC (the “Manager”) to support the Company in managing its portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation by owning and controlling portfolio companies diversified by strategy, sector and geography for shareholders (the “Shareholders”).
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

The Company’s consolidated financial statements are prepared using the accounting and reporting guidance under Accounting Standards Codification (“ASC”) ASC 946, Financial Services—Investment Companies (“ASC 946”).

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

Adoption of New and Revised Accounting Standards

The Company has reviewed recently issued accounting pronouncements and concluded that such pronouncements are either not applicable to the Company or no material impact is expected in the consolidated financial statements as a result of future adoption.

For a detailed discussion about K-PEC’s significant accounting policies, see Note 2 to the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. During the six months ended June 30, 2024, there were no significant updates to K-PEC’s significant accounting policies.
3.Investments
Summarized Portfolio Company Financial Information

The following table presents unaudited summarized financial information for the portfolio companies in the aggregate in which the Company has an indirect equity interest for the three and six months ended June 30, 2024. Amounts provided do not represent the Company’s proportionate share:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenues	$1,933,505	$4,600,377
Expenses	2,120,872	4,937,485
Loss before taxes	(187,367)	(337,108)
Income tax (benefit) expense	18,159	15,595
Consolidated net loss	(205,526)	(352,703)
Net (income) loss attributable to non-controlling interests	(92)	72
Net loss	$(205,618)	$(352,631)

The net loss above represents the aggregated net loss attributable to the controlling interests in each of the Company’s portfolio companies and does not represent the Company’s proportionate share of loss.

Acquisition of Interest in Portfolio Company through Secondary Transaction

During the three and six months ended June 30, 2024, the Company purchased an interest in a portfolio company from a third-party seller for $149,691 and recorded unrealized appreciation of $34,309 in connection with the investment acquired.

4.Fair Value Measurements - Investments
The following tables present fair value measurements of investments, by major class, according to the fair value hierarchy:

	June 30, 2024
Investments	Level I	Level II	Level III	Investments Measured at Net Asset Value	Fair Value
Portfolio companies	$—	$—	$2,124,343	$320,000	$2,444,343
Unrealized depreciation on foreign currency forward contracts	—	(79)	—	—	(79)
Unrealized appreciation on foreign currency forward contracts	—	568	—	—	568
Investments in Money Market Funds	308,646	—	—	—	308,646
Total	$308,646	$489	$2,124,343	$320,000	$2,753,478

	December 31, 2023
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	$—	$—	$713,610	$713,610
Unrealized depreciation on foreign currency forward contracts	—	(742)	—	(742)
Unrealized appreciation on foreign currency forward contracts	—	103	—	103
Investments in Money Market Funds	18,007	—	—	18,007
Total	$18,007	$(639)	$713,610	$730,978

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level III inputs for the six months ended June 30, 2024:

Six Months Ended June 30, 2024
Investments	Balance as of December 31, 2023	Purchases	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of June 30, 2024
Portfolio companies	$713,610	$1,285,230	$130,529	$(5,026)	$2,124,343
Total	$713,610	$1,285,230	$130,529	$(5,026)	$2,124,343

The total change in unrealized appreciation (depreciation) included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the six months ended June 30, 2024 attributable to Level III investments and foreign currency translation still held at June 30, 2024 was $130,529 and $(5,026), respectively.

The following tables present the quantitative information about Level III fair value measurements of the Company’s portfolio companies as of June 30, 2024 and December 31, 2023:

Level III Assets	Fair Value June 30, 2024	Valuation Methodology and Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$2,124,343	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	9.2%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	36.1%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	43.1%	0.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	20.8%	0.0% - 100.0%	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	13.7x	6.9x - 24.6x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	12.2%	6.5% - 18.2%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	13.8x	8.5x - 23.0x	Increase

Level III Assets	Fair Value December 31, 2023	Valuation Methodology and Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$713,610	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	7.4%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	25.0%	0.0% - 50.0%	(4)
			Weight Ascribed to Discounted Cash Flow	40.2%	0.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	34.8%	0.0%- 100.0%	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.6x	7.5x - 17.8x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	11.6%	8.5% - 18.2%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	14.9x	8.5x - 17.5x	Increase

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

5.Related Party Transactions
Management Agreement
On July 27, 2023, the Company entered into a management agreement with the Manager, which was further amended on May 30, 2024 (“Management Agreement”). Pursuant to the Management Agreement, the Manager is responsible for sourcing, evaluating and monitoring the Company’s acquisition opportunities and making recommendations to the Company’s executive committee related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s objectives, guidelines, policies and limitations, subject to oversight by the Board.

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee (the “Management Fee”) from the Company in an amount equal to (i) 1.25% per annum of the month-end Net Asset Value (“NAV”) attributable to Class S Shares, Class D Shares, Class U Shares and Class I Shares and (ii) 1.00% per annum of the month-end NAV for a 60-month period following August 1, 2023 (the “Initial Offering”) attributable to Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (provided that for Class R-S Shares, Class R-U Shares and Class R-I Shares, such shares are purchased by an investor as part of an intermediary’s direct or indirect aggregate subscription for at least $100,000 in Shares and shares of any class of KKR Private Markets Equity Fund SICAV SA, a multi-compartment Luxembourg investment company with variable capital, and KKR Private Markets Equity Fund (Master) FCP, a Luxembourg mutual fund (together, with any parallel vehicles formed to invest alongside the aforementioned entities and that are direct or indirect parent companies of K-PRIME Aggregator L.P., “K-PRIME”) during the 18-month period following the Initial Offering) and 1.25% per annum of the month-end NAV attributable to Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares after the 60-month period following the Initial Offering, each before giving effect to accruals for the Management Fee, the Distribution Fee (as defined herein), the Servicing Fee (as defined herein), the Performance Participation Allocation (as defined herein), share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds a portfolio company, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Company’s transactional net asset value (“Transactional Net Asset Value”), which is used to determine the price at which the Company sells and repurchases its Shares.

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

For the three and six months ended June 30, 2024, the Manager earned $5,968 and $8,621 in gross Management Fees, respectively. For the three and six months ended June 30, 2024, the Company offset Management fees and certain operating expenses of $7,342 and $9,995, respectively.

As of June 30, 2024 and December 31, 2023, there were unapplied credits of $14,615 and $12,403, respectively, to be carried forward that relate to Other Fees earned.

As of June 30, 2024 and December 31, 2023, the Company did not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

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

A Performance Participation Allocation accrual of $22,997 and $1,508 was recorded as of June 30, 2024 and December 31, 2023, respectively, in the Consolidated Statements of Assets and Liabilities. During both the three and six months ended June 30, 2024, we recognized Performance Participation Allocation of $21,490 in the Consolidated Statements of Operations. No such Performance Participation Allocation was recognized during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2024, we issued 48 Class F Shares to an affiliate of KKR totaling $1 with respect to Performance Participation Allocation resulting from repurchases of Investor Shares by the Company during the second quarter of 2024.

Distribution Fees and Servicing Fees

The Company will pay KKR Capital Markets LLC ongoing distribution and servicing fees (a) of 0.85% of NAV per annum for Class S Shares, Class U Shares, Class R-S Shares and Class R-U Shares only (consisting of a 0.60% distribution fee (the “Distribution Fee”) and a 0.25% shareholder servicing fee (the “Servicing Fee”)), accrued and payable monthly and (b) of 0.25% for Class D Shares and Class R-D Shares only (all of which constitutes payment for shareholder services, with no payment for distribution services) in each case as accrued, and payable monthly. Such Distribution Fee and Servicing Fee are calculated based on the Transactional Net Asset Value. None of the Class I Shares, Class R-I Shares, Class E Shares, Class F Shares, Class G Shares or Class H Shares incur the Distribution Fee or the Servicing Fee. The Dealer Manager (defined below) generally expects to reallow the Distribution Fee and the Servicing Fee to participating broker dealers or other intermediaries. The Company may also pay for certain sub-transfer agency, platform, sub-accounting and administrative services outside of the Distribution Fee and the Servicing Fee.

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. As of June 30, 2024 and December 31, 2023, the Company has accrued $113,543 and $40,309, respectively, of Servicing Fees and Distribution Fees payable to the Dealer Manager (as defined below) related to the Class R-U Shares and Class R-D Shares sold.
Expense Limitation and Reimbursement Agreement

On December 6, 2022, the Company entered into an Expense Limitation and Reimbursement Agreement, which was further amended on May 10, 2024 (the “Expense Limitation Agreement”), with the Manager. Pursuant to the Expense Limitation Agreement, the Manager will forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.60% of the Company’s net assets as of the end of each calendar month. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the management fee, (ii) the Performance Participation Allocation, (iii) the Servicing Fee, (iv) the Distribution Fee, (v) portfolio company level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees and officers of the Company), (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

The Expense Limitation Agreement remains in effect through and including June 30, 2025, but may be renewed by the mutual agreement of the Manager and the Company for successive terms. Under the Expense Limitation Agreement, the Company has agreed to carry forward the amount of the foregone management fees and/or expenses paid, absorbed or reimbursed by the Manager for a period not to exceed three years from the end of the month in which the Manager waived or reimbursed such fees or expenses and to reimburse the Manager for such fees or expenses in accordance with the Expense Limitation Agreement.

As of June 30, 2024, the Manager agreed to reimburse expenses of $959 and $3,170 incurred by the Company for the three and six months ended June 30, 2024, respectively, pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a three year period.

As of June 30, 2024 and December 31, 2023, the Company recorded $2,332 and $13,451, respectively, as Due from Manager related to amounts waived under the Expense Limitation Agreement to date and $6,911 and $14,471, respectively, as Due to Manager related to amounts paid by the Manager on behalf of the Company.

The following table reflects the amounts incurred by the Company and subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Company:

Three Months Ended	Amount	Last Expiration Date
December 31, 2022	$3,635	December 31, 2025
March 31, 2023	1,838	March 31, 2026
June 30, 2023	1,938	June 30, 2026
September 30, 2023	3,269	September 30, 2026
December 31, 2023	2,771	December 31, 2026
March 31, 2024	2,211	March 31, 2027
June 30, 2024	959	June 30, 2027
Total	$16,621
As of June 30, 2024 and December 31, 2023, management believes that it was not probable for the Company to be required to reimburse the expenses waived by the Manager.

Acquisition of Interests in Portfolio Companies through Secondary Transaction with Related Party

During the three and six months ended June 30, 2024, the Company purchased interests in portfolio companies from an investment vehicle that is managed by an affiliate of the Manager for $348,432 and recorded unrealized appreciation of $33,046 in connection with the investments acquired.

Dealer-Manager Agreement

On July 27, 2023, the Company entered into a Dealer-Manager Agreement (as amended from time to time, the “Dealer-Manager Agreement”) with KKR Capital Markets LLC (the “Dealer Manager”).

Pursuant to the Dealer-Manager Agreement, the Dealer Manager solicits sales of the Company’s Shares authorized for issue in accordance with the Company’s confidential Private Placement Memorandum (the “PPM”) and provides certain administrative and shareholder services to the Company, subject to the terms and conditions set forth in the Dealer-Manager Agreement. The Dealer Manager receives certain front-end sales charges, Distribution Fees, Servicing Fees and certain other fees as described in the PPM.
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

As of December 31, 2023, the outstanding balance on the Line of Credit was $19,200, all of which was subsequently repaid on January 4, 2024. No balance was outstanding on the Line of Credit as of June 30, 2024. For the period from January 1, 2024 to January 4, 2024, the Company incurred interest expense of $14, which was waived by the Lender.

6.Shareholders’ Equity

The following table is a summary of share activity during the three months ended June 30, 2024 and shares outstanding as of June 30, 2024:

	Shares Outstanding as of March 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of June 30, 2024
Class I Shares	386	12,353	—	—	(530)	12,209
Class U Shares	—	110,734	—	—	—	110,734
Class R-D Shares	402,685	2,398,137	—	—	(3,834)	2,796,988
Class R-I Shares	9,502,499	23,742,542	(2,871)	59,918	—	33,302,088
Class R-U Shares	39,756,187	24,270,806	(10,837)	—	(55,946)	63,960,210
Class F Shares	3,710	1,947	—	—	—	5,657
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	49,665,547	50,536,519	(13,708)	59,918	(60,310)	100,187,966

The following table is a summary of share activity during the six months ended June 30, 2024 and shares outstanding as of June 30, 2024:

	Shares Outstanding as of December 31, 2023	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of June 30, 2024
Class I Shares	69,695	12,739	—	—	(70,225)	12,209
Class U Shares	—	110,734	—	—	—	110,734
Class R-D Shares	—	2,802,745	—	—	(5,757)	2,796,988
Class R-I Shares	4,452,158	28,673,012	(2,871)	179,789	—	33,302,088
Class R-U Shares	22,941,060	41,134,422	(10,837)	—	(104,435)	63,960,210
Class F Shares	1,967	3,690	—	—	—	5,657
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	27,464,960	72,737,342	(13,708)	179,789	(180,417)	100,187,966

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

As of June 30, 2024 and December 31, 2023, the Company has not issued any Shares under the DRIP.

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

On May 6, 2024, the Company repurchased approximately $356 of Shares. The following table summarizes the Shares repurchased during the six months ended June 30, 2024:

Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class R-I Shares	$26.12	2,871	$75	$(6)	$69
Class R-U Shares	25.97	10,837	281	(11)	270
Total		13,708	$356	$(17)	$339

Repurchase Arrangement for Class E Shares held by KKR

No shares were repurchased by the Company, pursuant to the KKR Share Repurchase Arrangement, effective July 27, 2023 (“KKR Share Repurchase Arrangement”), during the three and six months ended June 30, 2024.

For a description of the KKR Share Repurchase Arrangement, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

7.Distributions
The Company did not declare or pay any distributions during the three and six months ended June 30, 2024.
8.Commitments and Contingencies
Litigation

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

The Company had $8,833 of unfunded commitments in portfolio companies as of both June 30, 2024 and December 31, 2023.
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

9.Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the six months ended June 30, 2024:

	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2024)	$25.88	$—	$—	$25.87	$24.08	$26.02	$26.02	$26.02
Consideration from the issuance of shares, net	—	26.87	26.65	—	1.58	—	—	—
Repurchase of shares	—	—	—	—	—	—	—	—
Early repurchase fee	—	—	—	—	—	—	—	—
Transfers in	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—	—
Accrued shareholder servicing fees and distribution fees (2)	—	(1.83)	(0.99)	—	(1.68)	—	—	—
Net investment (loss) income (2)	(0.26)	(0.06)	(0.16)	(0.17)	(0.13)	0.18	0.16	0.16
Net realized gain (loss) and change in unrealized appreciation (depreciation)(2)	1.72	0.53	1.24	1.61	1.51	1.54	1.57	1.57
Net increase (decrease) in net assets attributed to shareholders	1.46	(1.36)	0.09	1.44	1.28	1.72	1.73	1.73
Net asset value per share at the end of period (June 30, 2024)	$27.34	$25.51	$26.74	$27.31	$25.36	$27.74	$27.75	$27.75
Net assets at end of period (June 30, 2024)	$334	$2,825	$74,791	$909,397	$1,622,034	$157	$1	$1
Shares outstanding at end of period (June 30, 2024)	12,209	110,734	2,796,988	33,302,088	63,960,210	5,657	40	40
Weighted average shares outstanding at end of period (June 30, 2024)	3,581	110,734	1,516,561	19,167,111	44,621,484	4,668	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value (3):
Operating expenses before Performance Participation Allocation (4)	0.24%	0.05%	0.19%	0.24%	0.28%	0.27%	0.28%	0.28%
Operating expenses before expenses reimbursed by Manager (4) (5)	2.04%	0.39%	1.57%	1.80%	1.75%	0.49%	0.54%	0.54%
Operating expenses after expenses reimbursed by Manager (4) (5)	1.94%	0.38%	1.48%	1.66%	1.53%	0.27%	0.28%	0.28%
Operating expenses after Performance Participation Allocation (4) (6)	1.94%	0.38%	1.48%	1.66%	1.53%	0.27%	0.28%	0.28%
Net investment (loss) income(4)	(0.95)%	(0.23)%	(0.60)%	(0.64)%	(0.52)%	0.67%	0.62%	0.62%
Total GAAP return attributed to Shares based on net asset value (7)	5.64%	(5.06)%	2.85%	5.57%	5.32%	6.61%	6.65%	6.65%

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
(7) The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Participation Allocation as described in Note 5. Related Party Transactions. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s Shares. The Company did not declare or pay any distributions during the six months ended June 30, 2024.

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

For the three months ended June 30, 2024 and 2023, the effective tax rates were 1.2% and 0.0%, respectively, and for the six months ended June 30, 2024 and 2023, the effective tax rates were 2.2% and 0.0%, respectively. For the three and six months ended June 30, 2024, the primary items giving rise to the difference between the 0.0% federal statutory rate applicable to partnerships and the effective tax rate is due to U.S. federal, state and local taxes on income from the Company’s subsidiaries that are treated as corporations for U.S. federal, state or local purposes. For the three and six months ended June 30, 2023, the effective tax rates did not differ from the 0.0% federal statutory rate applicable to partnerships as the Company did not have any income from subsidiaries that are treated as corporations for U.S. federal, state or local purposes.

11. Subsequent Events
Unregistered Sale of Equity Securities

On July 1, 2024, the Company sold the following Investor Shares of the Company (with the final number of shares determined on July 19, 2024) to investors for cash:

Class	Number of Shares Sold	Net Consideration
Class I Shares	914	$25
Class U Shares	1,830	50
Class R-D Shares	2,617,161	71,348
Class R-I Shares	2,422,106	66,142
Class R-U Shares	4,555,712	123,336

Share Repurchases

The following table summarizes the Shares repurchased on August 5, 2024 by the Company in connection with the Company’s share repurchase plan:

Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class R-U Shares	$27.07	25,246	$683	$(34)	$649

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

Recent Developments

Portfolio Company Activity

During the three months ended June 30, 2024, the Company acquired indirect interests in the following portfolio companies:

Portfolio Company(1)	Description
Blue Sprig Pediatrics, Inc.(2)	Blue Sprig Pediatrics, Inc. is an autism services provider delivering Applied Behavior Analysis therapy to children diagnosed with Autism Spectrum Disorder and is based in Houston, Texas.
BMC Software	BMC Software provides software that organizes IT solutions, which includes cloud computing, cyber security and data analytics and is based in Houston, Texas.
CMC Machinery	CMC Machinery designs automated packaging and mailing solutions for multinational e-commerce, retail and 3PL companies and is based in Città di Castello, Italy.
Cotiviti, Inc.	Cotiviti, Inc. is a solutions and analytics healthcare company, which is based in South Jordan, Utah.
Education Perfect Group Ltd	Education Perfect Group Ltd is a learning, assessment and analytics platform for years K-12 and is based in Dunedin, New Zealand.
Elsan Group SAS	Elsan Group SAS is a private healthcare group based in Paris, France.
EQuest Education Joint Stock Company	EQuest Education Joint Stock Company is an educational services provider and is based in Hồ Chí Minh City, Vietnam.
ETL AG Steuerberatungsgesellschaft	ETL AG Steuerberatungsgesellschaft is a German tax consultancy group and is based in Essen, Germany.
Fortifi Food Processing Solutions, Inc.(2)	Fortifi Food Processing Solutions, Inc. is a food processing developer based in Birmingham, Ohio.
Gamma Biosciences	Gamma Biosciences is a life sciences tools platform created by KKR to build a portfolio of next-generation bioprocessing technologies and is based in Menlo Park, California.
Graduation Alliance Inc.	Graduation Alliance Inc. works with students of all ages to provide alternative pathways to high school graduation and career training and is based in Salt Lake City, Utah.
Industrial Physics, Inc.(2)	Industrial Physics, Inc. is a manufacturer of testing and measurement instruments and associated aftermarket parts and services and is based in New Castle, Delaware.
Internet Brands Inc.	Internet Brands Inc. brings together a diversified portfolio of software, data services, hosting and marketing services and websites in the auto, health, legal and home/travel categories and is based in El Segundo, California.
Lightcast (fka Burning Glass Technologies)	Lightcast (fka Burning Glass Technologies) is a provider of labor market analytics software and is based in Moscow, Idaho.
Mdf commerce inc.(3)	Mdf commerce inc. provides a broad set of SaaS solutions that optimize and accelerate commercial interactions between buyers and sellers and is based in Quebec, Canada.
Mediawan and Leonine Studios	Mediawan and Leonine Studios is a media production and distribution business in Europe, producing audiovisual content with a global presence across 13 countries and 85 labels, headquartered in Paris, France.
Neighborly Inc.	Neighborly Inc. is a home services company that offers repair, maintenance and enhancement of home and business properties primarily through franchising and is based in Waco, Texas.
Quick Quack Car Wash	Quick Quack Car Wash provides exterior car washes and is based in Roseville, California.
ReliaQuest LLC(2)	ReliaQuest LLC is a XDR cyber security platform and is based in Tampa, Florida.
SunFireMatrix, Inc.	SunFireMatrix, Inc. is a software and tech enabled services platform serving the insurance distribution and health plan markets and is based in Carlisle, Massachusetts.
Suzhou Quanyi Health Pharmacy Chain Co. Ltd.	Suzhou Quanyi Health Pharmacy Chain Co. Ltd. operates pharmacies and drug stores and is based in Suzhou, China.
Wella	Wella is a beauty company specializing in hair care, styling, colorants and other beauty products and is based in Geneva, Switzerland.
Yayoi Co., Ltd.	Yayoi Co., Ltd. is a financial and accounting software service provider based in Tokyo, Japan.
(1) Also includes a portfolio company that helps create, develop, and oversee member-owned group captive insurance companies.
(2) Represents an add-on transaction in an existing portfolio company.
(3) Represents both an initial acquisition and add-on transaction in an existing portfolio company.

The charts below present the diversification of our portfolio companies by strategy, sector and geography as of June 30, 2024, based upon our transactional net asset value (“Transactional Net Asset Value”), which is used to determine the price at which the Company sells and repurchases its Shares.

STRATEGY	SECTOR

GEOGRAPHY

During July 2024, the Company acquired indirect interests in the following portfolio companies:

Portfolio Company	Description
Agiloft, Inc.	Agiloft, Inc. is a provider of contract lifecycle management software enabling legal, procurement, sales, and other departments to streamline contract workflows and is based in Redwood City, California.
Industrial Physics(1)	Industrial Physics is a manufacturer of testing and measurement instruments and associated aftermarket parts and services and is based in New Castle, Delaware.
Marmic Holdings, Inc.	Marmic Holdings, Inc. is a provider of regulation-mandated fire equipment inspection, testing and maintenance services and is based in Joplin, Missouri.
Nexeye Holding B.V.	Nexeye Holding B.V. is a European eye and hearing care retail provider and is based in Gorinchem, Netherlands.
(1) Represents an add-on transaction in an existing portfolio company.

After giving effect to the above third quarter 2024 acquisitions at transaction value, approximately 32%, 28%, 17%, 12%, 8%, 2% and 1% were in the health care, information technology, industrials, consumer, financials, communication services, and materials, respectively and approximately 86%, 11% and 3% of our portfolio companies were in the Americas, EMEA and APAC, respectively.

Fifth Amended and Restated Limited Liability Company Agreement

On June 21, 2024, the Company entered into a Fifth Amended and Restated Limited Liability Company Agreement of the Company, which amended and restated the Company’s Fourth Amended and Restated Limited Liability Company Agreement, dated as of May 30, 2024.

The amendment and restatement effects certain changes, including, among other things, extending the period during which sales by intermediaries are measured for purposes of determining the conversion of the Company’s Class R-S Shares, Class R-U Shares and Class R-I Shares to eighteen months since the initial offering of such shares.

Operating Results Highlights

During the three and six months ended June 30, 2024, we raised aggregate subscription proceeds of $1,326,039 and $1,900,560, respectively, related to Investor Shares. These subscription proceeds were used, in part, to acquire our interests in 22 portfolio companies, as well as add-on transactions in existing portfolio companies totaling $1,605,230 during the six months ended June 30, 2024.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns(1)	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares
Share class inception date	September 1, 2023	June 1, 2024	February 1, 2024	August 1, 2023	August 1, 2023
Three months ended June 30, 2024	4.58%	1.71%	4.52%	4.55%	4.23%
Six months ended June 30, 2024	5.67%	1.71%	4.86%	5.54%	5.18%
Inception to date June 30, 2024	7.44%	1.71%	4.86%	9.23%	8.29%
(1) Total return is not annualized. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company did not declare or pay any distributions from inception through June 30, 2024.

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
A discussion of the results of operations for the three and six months ended June 30, 2024, is as follows:

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

For the three and six months ended June 30, 2024, the Company recorded $12,837 and $16,688, respectively, of dividend income from money market funds with financial institutions.

Expenses

For the three and six months ended June 30, 2024, we incurred $32,314 and $39,071 in operating expenses, respectively, comprised primarily of performance participation allocation (“Performance Participation Allocation”) of $21,490 for both the three and six months ended June 30, 2024, as well as $4,355 and $7,942 in general and administrative expenses, respectively. Additionally, gross management fees (“Management Fee”) pursuant to the management agreement entered into between the Company and the Manager, (as amended and restated, the “Management Agreement”) earned by the Manager totaled $5,968 and $8,621, respectively. For the three and six months ended June 30, 2024, the Company offset Management fees and certain operating expenses of $7,342 and $9,995, respectively.

As of June 30, 2024, the Manager agreed to reimburse expenses of $959 and $3,170 incurred by the Company for the three and six months ended June 30, 2024, pursuant to the expense limitation and reimbursement Agreement, entered into between the Company and the Manager (as amended and restated, the “Expense Limitation Agreement”). The amounts are subject to recoupment within a three year period.

Going forward, we expect our primary expenses to be the payment of the Management Fee, as well as Performance Participation Allocation to KKR. We will also bear other capital and operating expenses.

Net Investment Loss

For the three and six months ended June 30, 2024, net investment loss was $11,176 and $9,204, respectively. Prior to the commencement of principal operations on August 1, 2023, the Company did not record net investment income or loss.

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

For the three and six months ended June 30, 2024, we recorded realized gains of $2,874 and $3,088, respectively, due primarily to realized gains on foreign currency forward contracts of $2,874 and $3,142, respectively.

We recorded a net change in unrealized appreciation before income taxes of $116,365 and $126,631 for the three and six months ended June 30, 2024, respectively, comprised of $119,550 and $130,529, respectively, of unrealized appreciation on investments related to the change in value of portfolio companies; $(2,584) and $(5,026), respectively, of unrealized (depreciation) on foreign currency translation related to the change in value based upon changes in foreign currency exchange rates; and $(601) and $1,128, respectively, of unrealized (depreciation) appreciation on foreign currency forward contracts.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2024, we recorded a net increase in net assets resulting from operations of $106,730 and $117,881, respectively, primarily resulting from the net change in unrealized appreciation related to the change in value of portfolio companies and foreign currency forward contracts, partially offset by the net change in unrealized depreciation related to foreign currency translation.

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

Transactional Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our Transactional Net Asset Value is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of our Transactional Net Asset Value as of June 30, 2024 ($ in thousands, except shares):

Components of Transactional Net Asset Value	June 30, 2024
Investments at fair value (cost of $2,309,019)	$2,444,343
Cash and cash equivalents	309,135
Other assets	7,000
Other liabilities	(14,398)
Accrued performance participation allocation	(22,997)
Accrued shareholder servicing fees and distribution fees (1)	(2,335)
Transactional Net Asset Value	$2,720,748
Number of outstanding shares	100,187,966

(1) Shareholder servicing fees apply only to Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-D Shares and Class R-U Shares. Distribution fees apply only to Class S Shares, Class U Shares, Class R-S Shares and Class R-U Shares. For purposes of Transactional Net Asset Value, we recognize shareholder servicing fees and distribution fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP, Net Asset Value, we accrue the cost of the shareholder servicing fees and distribution fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-D Shares and Class R-U Shares. As of June 30, 2024, we have accrued under GAAP $113,543 of shareholder servicing fees and distribution fees payable to the dealer manager related to the Class U Shares, Class R-D Shares and Class R-U Shares sold.

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of June 30, 2024 ($ in thousands, except shares and per share data):

Transactional Net Asset Value Per Share	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total
Monthly Transactional Net Asset Value	$334	$3,026	$76,250	$909,397	$1,731,582	$157	$1	$1	$2,720,748
Number of outstanding shares	12,209	110,734	2,796,988	33,302,088	63,960,210	5,657	40	40	100,187,966
Transactional Net Asset Value per Share as of June 30, 2024	$27.34	$27.33	$27.26	$27.31	$27.07	$27.74	$27.75	$27.75

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Statements of Assets and Liabilities to our Transactional Net Asset Value:

June 30, 2024
GAAP Net Asset Value	$2,609,540
Adjustment:
Accrued shareholder servicing fees and distribution fees	111,208
Transactional Net Asset Value	$2,720,748

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for portfolio companies that are valued at fair value as of June 30, 2024:

Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	9.2%	5.0% - 15.0%
	Weight Ascribed to Market Comparables	36.1%	0.0% - 100.0%
	Weight Ascribed to Discounted Cash Flow	43.1%	0.0% - 75.0%
	Weight Ascribed to Transaction Price/Other	20.8%	0.0% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	13.7x	6.9x - 24.6x

Discounted Cash Flow	Weighted Average Cost of Capital	12.2%	6.5% - 18.2%
	Enterprise Value / LTM EBITDA Exit Multiple	13.8x	8.5x - 23.0x

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

Input	Hypothetical Change	Portfolio Company Values
Weighted Average Cost of Capital	0.25% decrease	+0.78%
	0.25% increase	-0.76%

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

As of June 30, 2024, the fair value of our foreign currency forward contracts was a net asset of $489 and as of December 31, 2023, the fair value of our foreign currency forward contracts was a net liability of $639, respectively. As of June 30, 2024 and December 31, 2023, we recorded unrealized appreciation on foreign currency forward contracts of $568 and $103, respectively, as an asset in the Consolidated Statements of Assets and Liabilities and unrealized depreciation on foreign currency forward contracts of $79 and $742, respectively, as a liability in the Consolidated Statements of Assets and Liabilities.

For the three and six months ended June 30, 2024, we recorded a change in net unrealized (depreciation) appreciation on foreign currency forward contracts of $(601) and $1,128, respectively, and a realized gain on foreign currency forward contracts of $2,874 and $3,142, respectively, in the Consolidated Statements of Operations.

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

Share Repurchases

We do not, and do not currently intend to, list our Shares for trading on any securities exchange or any other trading market. There is currently no secondary market for our Shares, and we do not expect any secondary market to develop for our Shares. While a Shareholder should view its investment as long term with limited liquidity, we have adopted a share repurchase plan, whereby on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. Due to the illiquid nature of our Joint Ventures and related portfolio company holdings, we may not have sufficient liquid resources to fund repurchase requests. In addition, we have established limitations on the amount of funds we may use for repurchases during any calendar quarter.
There may be quarters in which we do not repurchase Shares, and it is possible that we will not repurchase Shares at all for an extended period. The applicable quarterly share repurchase limit, repurchase price and early repurchase fee are calculated based on the Transactional Net Asset Value.
On May 6, 2024, the Company repurchased approximately $356 of Shares. The following table summarizes the Shares repurchased during the six months ended June 30, 2024:

Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class R-I Shares	$26.12	2,871	$75	$(6)	$69
Class R-U Shares	25.97	10,837	281	(11)	270
Total		13,708	356	(17)	339
Liquidity and Capital Resources
As of June 30, 2024, the Company had $309,135 in cash and cash equivalents. Our current cash and cash equivalents balance is generally reflective of the cash necessary to fund normal operations.

We expect to generate cash primarily from the net proceeds from our continuous Private Offering, cash flows from our operations, the Line of Credit (as defined in Note 5, Related Party Transactions), any financing arrangements we have entered into and may enter into in the future and any future offerings of our equity or debt securities. We believe that cash provided by such means will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future.

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
Cash Flows
The following table summarizes the changes to our cash flows for the six months ended June 30, 2024 (in thousands):

Cash flows (used in) provided by:	Six Months Ended June 30, 2024
Operating activities	$(1,586,574)
Financing activities	1,877,702
Net increase in cash and cash equivalents	$291,128

Cash used in operating activities

Net cash flow used in operating activities was $1,586,574 for the six months ended June 30, 2024 and is primarily the result of funding the acquisitions of portfolio companies.

Cash provided by financing activities

Net cash flow provided by financing activities was $1,877,702 for the six months ended June 30, 2024, which primarily reflects the proceeds from the sale of Shares pursuant to our Private Offering, partially offset by the repayment of the Line of Credit.
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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgements and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder servicing fees and distribution fees entail uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of June 30, 2024 and December 31, 2023, the Company has accrued $113,543 and $40,309, respectively, of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class R-U Shares and Class R-D Shares sold.

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the six months ended June 30, 2024 that are expected to have a material impact on our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.
Contractual Obligations
See “Note 8. Commitments and Contingencies,” to our consolidated financial statements in this Quarterly Report on Form 10-Q for any contractual obligations and commitments with payments due subsequent to June 30, 2024.

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

Changes in Fair Value

All of our portfolio companies as of June 30, 2024 are reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on portfolio companies held as of June 30, 2024, we estimate that an immediate 10% decrease in the fair value of portfolio companies generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of the portfolio companies as of June 30, 2024, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III investments would result in a decline in net increase in net assets resulting from operations of $212,434, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our portfolio companies were denominated as of June 30, 2024 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $13,760, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our fixed income investments to increase. As of June 30, 2024, we had no indebtedness.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not involved in any material legal proceedings.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, the Company repurchased Shares in the following amounts:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 to April 30, 2024	—	—	—	—
May 1, 2024 to May 31, 2024(2)	13,708	$26.01	13,708	$—
June 1, 2024 to June 30, 2024	—	—	—	—
Total	13,708	26.01	13,708	—

(1) The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares, Class R-I Shares or Class F Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). See “Part I, Item 1. “Business–Share Repurchases” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for more information regarding the Company’s share repurchase plan.

(2) All Shares listed above were repurchased on May 6, 2024. See “Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for a discussion of the Company’s share repurchases for applicable share classes during the quarter ended June 30, 2024.

Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Not applicable.

Item 6.    Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Certificate of Formation, dated December 6, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on April 14, 2023)

3.2	Fifth Amended and Restated Limited Liability Company Agreement, between KKR DAV Manager LLC and the Members, dated as of June 21, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2024)

10.1	Amended and Restated Expense Limitation and Reimbursement Agreement, dated May 10, 2024, between KKR Private Equity Conglomerate LLC and KKR DAV Manager LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024)

10.2	Amended and Restated Management Agreement, dated May 30, 2024, between KKR Private Equity Conglomerate LLC and KKR DAV Manager LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2024)

31.1	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR PRIVATE EQUITY CONGLOMERATE LLC

/s/ Jeffrey B. Van Horn
Date:	August 13, 2024	Jeffrey B. Van Horn
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)