Form 10-Q
period 2024-09-30
KKR Private Equity Conglomerate LLC
filed 2024-11-14
CIK 1957845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 6, 2024, the registrant had 22,707 Class I Shares, 126,934 Class U Shares, 8,583,901 Class R-D Shares, 44,086,054 Class R-I Shares, 81,318,093 Class R-U Shares, 1,865,972 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding. The number of Shares outstanding excludes November 1, 2024 subscriptions since the issuance price is not yet finalized as of the date of this filing.

     Table of Contents

Page
Part I - Financial Information	1
Item 1. Financial Statements	1
Consolidated Statements of Assets and Liabilities as of September 30, 2024 (Unaudited) and December 31, 2023	1
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	2
Consolidated Statements of Changes in Net Assets for the Three and Nine Months Ended September 30, 2024 and Nine Months Ended September 30, 2023 (Unaudited)	3
Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (Unaudited)	5
Condensed Consolidated Schedule of Investments as of September 30, 2024 (Unaudited) and December 31, 2023	7
Notes to Consolidated Financial Statements (Unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures about Market Risk	48
Item 4. Controls and Procedures	50

Part II - Other Information	51
Item 1. Legal Proceedings	51
Item 1A. Risk Factors	51
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	53
Item 4. Mine Safety Disclosures	53
Item 5. Other Information	53
Item 6. Exhibits	54

Signatures	55

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

Part I.    Financial Information
Item 1.    Financial Statements
KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2024	December 31, 2023
Assets
Investments at fair value (cost of $2,602,549 and $703,790, respectively)	$2,948,912	$713,610
Cash and cash equivalents	708,867	18,007
Prepaids and other assets	426	243
Dividends receivable	2,918	307
Unrealized appreciation on foreign currency forward contracts	1	103
Deferred offering costs	—	815
Due from Manager	—	13,451
Total assets	3,661,124	746,536

Liabilities
Line of Credit	—	19,200
Accrued performance participation allocation	54,396	1,508
Accrued shareholder servicing fees and distribution fees	142,893	40,309
Directors’ fees and expenses payable	151	137
Other accrued expenses and liabilities	32,880	2,133
Unrealized depreciation on foreign currency forward contracts	303	742
Due to Manager	8,547	14,471
Total liabilities	239,170	78,500

Commitments and contingencies (Note 8)

Net assets	$3,421,954	$668,036

Net assets are comprised of
Class I Shares, 13,123 and 69,695 shares authorized, issued and outstanding, respectively	$377	$1,804
Class U Shares, 126,934 and — shares authorized, issued and outstanding,	3,398	—
Class R-D Shares, 8,025,494 and — shares authorized, issued and outstanding, respectively	225,073	—
Class R-I Shares, 39,965,310 and 4,452,158 shares authorized, issued and outstanding, respectively	1,145,171	115,196
Class R-U Shares, 77,004,002 and 22,941,060 shares authorized, issued and outstanding, respectively	2,047,627	550,983
Class F Shares, 10,399 and 1,967 shares authorized, issued and outstanding, respectively	306	51
Class G Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Class H Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Net assets	$3,421,954	$668,036
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income
Dividend income	$7,442	$1,873	$24,130	$1,873
Total investment income	7,442	1,873	24,130	1,873

Operating expenses
Performance participation allocation	31,406	1,300	52,896	1,300
Management fee expense	8,338	459	16,959	459
General and administration expenses	3,544	2,600	11,486	2,600
Deferred offering costs amortization	117	233	815	233
Directors’ fees and expenses	154	77	460	77
Interest expense	—	—	14	—
Organization costs	—	813	—	4,589
Total operating expenses	43,559	5,482	82,630	9,258
Less: Management fee and expense credits	(8,338)	—	(18,333)	—
Less: Expenses reimbursed by Manager	—	(3,269)	(3,170)	(7,045)
Add: Expenses recouped by Manager	1,303	—	1,303	—
Less: Interest expense waived by Lender	—	—	(14)	—
Net operating expenses	36,524	2,213	62,416	2,213
Net investment loss	(29,082)	(340)	(38,286)	(340)

Net realized (loss) gain on investments, foreign currency and foreign currency forward contracts
Net realized (loss) gain on:
Foreign currency forward contracts	(7,627)	—	(4,485)	—
Investments	4,111	—	4,111	—
Foreign currency	314	—	260	—
Total net realized (loss)	(3,202)	—	(114)	—

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on:
Investments	196,106	7,743	326,635	7,743
Foreign currency translation	14,934	(1,490)	9,908	(1,490)
Foreign currency forward contracts	(791)	1,455	337	1,455
Total net change in unrealized appreciation (depreciation) before income taxes	210,249	7,708	336,880	7,708
Provision for income taxes	17,527	—	20,161	—
Total net change in unrealized appreciation (depreciation) after income taxes	192,722	7,708	316,719	7,708

Net increase in net assets resulting from operations	$160,438	$7,368	$278,319	$7,368
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(Amounts in Thousands)

	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at June 30, 2024	$334	$2,825	$74,791	$909,397	$1,622,034	$157	$1	$1	$2,609,540
Consideration from the issuance of shares	25	450	143,918	183,286	357,879	131	—	—	685,689
Repurchase of shares	—	—	—	—	(684)	—	—	—	(684)
Early repurchase fee	—	—	2	11	21	—	—	—	34
Transfers in	—	—	—	621	—	—	—	—	621
Transfers out	—	—	(177)	—	(444)	—	—	—	(621)
Accrued shareholder servicing fees and distribution fees	—	(40)	(3,017)	—	(30,006)	—	—	—	(33,063)
Net investment (loss)	(3)	(29)	(1,749)	(9,397)	(17,904)	—	—	—	(29,082)
Net realized (loss)	—	(4)	(207)	(1,029)	(1,962)	—	—	—	(3,202)
Net change in unrealized appreciation	21	196	11,512	62,282	118,693	18	—	—	192,722
Balance at September 30, 2024	$377	$3,398	$225,073	$1,145,171	$2,047,627	$306	$1	$1	$3,421,954

Balance at December 31, 2023	$1,804	$—	$—	$115,196	$550,983	$51	$1	$1	$668,036
Consideration from the issuance of shares	364	3,425	217,505	933,981	1,430,843	228	—	—	2,586,346
Repurchase of shares	—	—	—	(75)	(965)	—	—	—	(1,040)
Early repurchase fee	—	—	2	17	32	—	—	—	51
Transfers in	—	—	—	5,312	—	—	—	—	5,312
Transfers out	(1,818)	—	(328)	—	(3,166)	—	—	—	(5,312)
Accrued shareholder servicing fees and distribution fees	—	(243)	(4,518)	—	(104,997)	—	—	—	(109,758)
Net investment (loss)	(4)	(36)	(1,988)	(12,640)	(23,619)	1	—	—	(38,286)
Net realized (loss) gain	—	—	(124)	(27)	37	—	—	—	(114)
Net change in unrealized appreciation	31	252	14,524	103,407	198,479	26	—	—	316,719
Balance at September 30, 2024	$377	$3,398	$225,073	$1,145,171	$2,047,627	$306	$1	$1	$3,421,954

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Continued)
(Amounts in Thousands)

	Class I Shares	Class R-I Shares	Class R-U Shares	Class E Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2022	$—	$—	$—	$—	$1	$—	$1
Consideration from the issuance of shares	1,675	36,275	301,588	107,863	—	1	447,402
Repurchase of shares	—	—	—	(107,863)	—	—	(107,863)
Early repurchase fee	—	—	—	—	—	—	—
Transfers in	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—
Accrued shareholder servicing fees and distribution fees	—	—	(20,651)	—	—	—	(20,651)
Net investment loss	—	(31)	(309)	—	—	—	(340)
Net realized gain	—	—	—	—	—	—	—
Net change in unrealized appreciation	18	757	6,933	—	—	—	7,708
Balance at September 30, 2023	1,693	37,001	287,561	—	1	1	326,257

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net increase in net assets from operations	$278,319	$7,368
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(326,635)	(7,743)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(9,908)	1,490
Net change in unrealized appreciation on foreign currency forward contracts	(337)	(1,455)
Realized gain on investments	(4,111)	—
Deferred offering costs amortization	815	233
Class F Shares issued as payment of directors’ fees and expenses	220	—
Class F Shares issued as payment of performance participation allocation	8	—
Acquisition of portfolio companies	(1,907,356)	—
Proceeds from sales of and repayments from interests in portfolio companies	12,708	—
Changes in operating assets and liabilities:
Increase in prepaids and other assets	(183)	(379)
Increase in deferred offering costs	—	(1,239)
Increase in accrued performance participation allocation	52,888	1,300
Decrease (increase) in due from Manager	13,451	(7,045)
Increase in dividends receivable	(2,611)	(1,002)
Increase in other accrued expenses and liabilities	30,747	1,787
Increase in directors’ fees and expenses payable	14	55
Increase in management fee payable	—	459
Increase in organization costs payable	—	4,163
Increase in offering costs payable	—	1,238
(Decrease) increase in due to Manager	(7,601)	1,642
Net cash (used in) provided by operating activities	(1,869,572)	872
Financing activities
Proceeds from issuance of shares	2,586,118	339,539
Repayment on Line of Credit	(19,200)	—
Payment of offering costs	(1,397)	—
Payments of shareholder servicing fees and distribution fees	(4,100)	—
Repurchase of shares	(989)	(107,863)
Net cash provided by financing activities	2,560,432	231,676
Net increase in cash and cash equivalents	690,860	232,548
Cash and cash equivalents, beginning of period	18,007	1
Cash and cash equivalents, end of period	$708,867	232,549

	Nine Months Ended September 30,
	2024	2023
Supplemental Disclosure of Non-Cash Financing Activities
Shares issued in exchange for interests in portfolio companies	$—	$107,863
Change in shareholder servicing fees and distribution fees payable	109,758	—

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2024 (UNAUDITED)
(Amounts in Thousands)

Issuer	Asset	Industry	Geography(1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Health Care - 27.5%
Cotiviti Holdings, Inc.	Equity interest held through KKR Compass Aggregator L.P.	Health Care	Americas	Level III	USD	N/A	N/A	$528,000	15.4%
Other investments in portfolio companies(2)		Health Care	(3)	Level III	Various	N/A	N/A	412,558	12.1%
Information Technology - 24.0%
Omnissa	Equity interest held through KKR Modena Aggregator L.P.	Information Technology	Americas	Level III	USD	N/A	N/A	384,000	11.2%
BMC Software Finance Inc.	Equity interest held through KKR Banff Aggregator L.P.	Information Technology	Americas	Level III	USD	N/A	N/A	184,000	5.4%
Other investments in portfolio companies(2)		Information Technology	(4)	Level III	Various	N/A	N/A	253,438	7.4%
Industrials - 13.8%
Other investments in portfolio companies(2)		Industrials	(5)	Level III	Various	N/A	N/A	472,295	13.8%
Consumer Discretionary - 10.5%
Other investments in portfolio companies(2)		Consumer Discretionary	(6)	Level III	Various	N/A	N/A	359,637	10.5%
Financials - 6.9%
USI Insurance Services LLC	Equity interest held through Uno Aggregator L.P.	Financials	Americas	Level III	USD	N/A	N/A	171,000	5.0%
Other investment in portfolio companies(2)		Financials	(7)	Level III	Various	N/A	N/A	65,229	1.9%
Communication Services - 1.9%
Other investments in portfolio companies(2)		Communication Services	(8)	Level III	Various	N/A	N/A	63,409	1.9%
Materials - 0.9%
Other investment in portfolio company		Materials	Americas	Level III	USD	N/A	N/A	30,400	0.9%
Consumer Staples - 0.7%
Other investment in portfolio company		Consumer Staples	EMEA	Level III	USD	N/A	N/A	24,946	0.7%
Total Portfolio Companies (cost of $2,602,549)								$2,948,912	86.2%

Foreign Currency Forward Contracts
Goldman Sachs	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	97,300	(176)	—%

Goldman Sachs	Sell AUD/USD	N/A	N/A	Level II	AUD	October 7, 2025	11,300	(60)	—%
Barclays Bank PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	17,200	(31)	—%
Barclays Bank PLC	Sell CNH/USD	N/A	N/A	Level II	CNH	October 9, 2025	140,000	(24)	—%
Nomura International plc	Sell JPY/USD	N/A	N/A	Level II	JPY	October 7, 2025	2,470,000	(7)	—%
Nomura International plc	Sell AUD/USD	N/A	N/A	Level II	AUD	October 7, 2025	1,000	(5)	—%
Nomura International plc	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	61,400	1	—%
Total Foreign Currency Forward Contracts								$(302)	—%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	$695,668	20.3%
Total Investments in Money Market Funds (cost of $695,668)								$695,668	20.3%

Total Investments and Cash Equivalents (cost of $3,298,217)								$3,644,278	106.5%
(1) The estimated fair value of our portfolio companies in the Americas, EMEA and Asia Pacific as a percentage of net assets was approximately 74.6%, 9.1% and 2.4%, respectively, as of September 30, 2024. The cost basis of portfolio companies in Americas, EMEA and Asia Pacific were $2,257,888, $272,427 and $72,233, respectively. The fair value of portfolio companies in Americas, EMEA and Asia Pacific were $2,553,157, $312,363 and $83,391, respectively.
(2) There were no single investments included in this category that exceeded 5% of net assets.
(3) 63.1% of fair value shown is domiciled in Americas, 30.4% in EMEA and 6.5% in Asia Pacific.
(4) 84.2% of fair value shown is domiciled in Americas and 15.8% in Asia Pacific.
(5) 97.8% of fair value shown is domiciled in Americas and 2.2% in EMEA.
(6) 77.7% of fair value shown is domiciled in Americas, 17.7% in EMEA and 4.6% in Asia Pacific.
(7) 87.5% of fair value shown is domiciled in EMEA and 12.5% in Americas.
(8) 51.4% of fair value shown is domiciled in Americas and 48.6% in EMEA.

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

For a detailed discussion about K-PEC’s significant accounting policies, see Note 2 to the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. During the nine months ended September 30, 2024, there were no significant updates to K-PEC’s significant accounting policies.
3.Investments
Summarized Portfolio Company Financial Information

The following table presents unaudited summarized financial information for the portfolio companies in the aggregate in which the Company has an indirect equity interest for the three and nine months ended September 30, 2024 and 2023. Amounts provided do not represent the Company’s proportionate share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$8,352,187	$531,782	$12,952,565	$1,429,377
Expenses	8,401,197	539,059	13,338,682	1,541,010
Loss before taxes	(49,010)	(7,277)	(386,117)	(111,633)
Income tax expense	323,629	47	339,225	66
Consolidated net loss	(372,639)	(7,324)	(725,342)	(111,699)
Net loss attributable to non-controlling interests	—	—	72	—
Net loss	$(372,639)	$(7,324)	$(725,270)	$(111,699)

The net loss above represents the aggregated net loss attributable to the controlling interests in each of the Company’s portfolio companies and does not represent the Company’s proportionate share of loss.

Acquisition of Interest in Portfolio Company through Secondary Transaction

During the nine months ended September 30, 2024, the Company purchased an interest in a portfolio company from a third-party seller for $149,691 and recorded unrealized appreciation of $34,309 in connection with the investment acquired.

4.Fair Value Measurements - Investments
The following tables present fair value measurements of investments, by major class, according to the fair value hierarchy:

	September 30, 2024
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	$—	$—	$2,948,912	$2,948,912
Unrealized depreciation on foreign currency forward contracts	—	(303)	—	(303)
Unrealized appreciation on foreign currency forward contracts	—	1	—	1
Investments in Money Market Funds	695,668	—	—	695,668
Total	$695,668	$(302)	$2,948,912	$3,644,278

	December 31, 2023
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	$—	$—	$713,610	$713,610
Unrealized depreciation on foreign currency forward contracts	—	(742)	—	(742)
Unrealized appreciation on foreign currency forward contracts	—	103	—	103
Investments in Money Market Funds	18,007	—	—	18,007
Total	$18,007	$(639)	$713,610	$730,978

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level III inputs for the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024
Investments	Balance as of December 31, 2023	Purchases	Sales and Proceeds from Investments	Change in Gain (Loss) included in Net Assets	Net change in unrealized appreciation on investments	Net change in unrealized appreciation on foreign currency translation	Balance as of September 30, 2024
Portfolio companies	$713,610	$1,907,356	$(12,708)	$4,111	$326,635	$9,908	$2,948,912

The total change in unrealized appreciation (depreciation) included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2024 attributable to Level III investments and foreign currency translation still held at September 30, 2024 was $326,635 and $9,908, respectively.

The following tables present the quantitative information about Level III fair value measurements of the Company’s portfolio companies as of September 30, 2024 and December 31, 2023:

Level III Assets	Fair Value September 30, 2024	Valuation Methodology and Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$2,948,912	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	9.3%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	42.5%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	41.9%	0.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	15.6%	0.0% - 100.0%	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	12.8x	7.9x - 23.3x	Increase
			Enterprise Value / Forward Revenues Multiple	5.2x	2.6x - 7.1x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	11.2%	6.1% - 17.8%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	12.7x	8.5x - 23.0x	Increase

Level III Assets	Fair Value December 31, 2023	Valuation Methodology and Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$713,610	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	7.4%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	25.0%	0.0% - 50.0%	(4)
			Weight Ascribed to Discounted Cash Flow	40.2%	0.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	34.8%	0.0%- 100.0%	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.6x	7.5x - 17.8x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	11.6%	8.5% - 18.2%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	14.9x	8.5x - 17.5x	Increase

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

Derivative Instruments

The Company enters into foreign currency forward contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated Infrastructure Asset transactions. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period as unrealized appreciation or depreciation. When a foreign currency forward contract is closed, through either delivery or offset by entering into another foreign currency forward contract, the Company recognizes realized appreciation or depreciation equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected on the Consolidated Statements of Assets and Liabilities. The Company’s primary risk related to hedging is the risk of an unfavorable change in the foreign exchange rate underlying the foreign currency forward contract.

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

For the three and nine months ended September 30, 2024, the Manager earned $8,338 and $16,959 in gross Management Fees, respectively. For both the three and nine months ended September 30, 2023, the Manager earned $459 in Management Fees. For the three and nine months ended September 30, 2024, the Company offset Management fees and certain operating expenses of $8,338 and $18,333, respectively.

As of September 30, 2024 and December 31, 2023, there were unapplied credits of $24,735 and $12,403, respectively, to be carried forward that relate to Other Fees earned.

As of September 30, 2024 and December 31, 2023, the Company did not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

Performance Participation Allocation

Under the limited liability company agreement of the Company (as amended, the “LLC Agreement”), for as long as the Management Agreement has not been terminated, the Class H Member (as defined in the LLC Agreement) may receive a Performance Participation Allocation from the Company.
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

A Performance Participation Allocation accrual of $54,396 and $1,508 was recorded as of September 30, 2024 and December 31, 2023, respectively, in the Consolidated Statements of Assets and Liabilities. During the three and nine months ended September 30, 2024, the Company recognized a Performance Participation Allocation of $31,406 and $52,896, respectively, in the Consolidated Statements of Operations. During both the three and nine months ended September 30, 2023, the Company recognized a Performance Participation Allocation of $1,300 in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2024, the Company issued 236 and 284 Class F Shares to the Class H Member totaling $7 and $8, respectively, with respect to the Performance Participation Allocation resulting from repurchases of Investor Shares by the Company during the nine months ended September 30, 2024.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. As of September 30, 2024 and December 31, 2023, the Company has accrued $142,893 and $40,309, respectively, of Servicing Fees and Distribution Fees payable to the Dealer Manager (as defined below) related to Class R-U Shares, Class R-D Shares and Class U Shares sold.
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

For the nine months ended September 30, 2024, the Manager agreed to reimburse expenses of $3,170 incurred by the Company pursuant to the Expense Limitation Agreement. For the three and nine months ended September 30, 2023, the Manager agreed to reimburse expenses of $3,269 and $7,045 incurred by the Company, pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a three year period. No such expenses were agreed to be reimbursed by the Manager pursuant to the Expense Limitation Agreement for the three months ended September 30, 2024.

For both the three and nine months ended September 30, 2024, the Manager recouped expenses of $1,303 incurred by the Company, pursuant to the Expense Limitation Agreement. No such expenses were recouped during the three and nine months ended September 30, 2023.

As of December 31, 2023, the Company recorded $13,451 as Due from Manager related to amounts waived under the Expense Limitation Agreement to date. No such amounts were Due from Manager as of September 30, 2024. As of September 30, 2024 and December 31, 2023, the Company recorded $8,547 and $14,471, respectively, as Due to Manager related to amounts paid by the Manager on behalf of the Company.

The following table reflects the amounts subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager as of September 30, 2024:

Three Months Ended	Amount	Last Expiration Date
December 31, 2022	$2,332	December 31, 2025
March 31, 2023	1,838	March 31, 2026
June 30, 2023	1,938	June 30, 2026
September 30, 2023	3,269	September 30, 2026
December 31, 2023	2,771	December 31, 2026
March 31, 2024	2,211	March 31, 2027
June 30, 2024	959	June 30, 2027
Total	$15,318

As of September 30, 2024, management believed that it was not probable for the Company to be required to reimburse the expenses waived by the Manager.

Acquisition of Interests in Portfolio Companies

During the three and nine months ended September 30, 2023, the Company issued Class E Shares of the Company to KKR Alternative Assets LLC, an indirect subsidiary of KKR, for aggregate consideration of $107,863 in exchange for the contribution to the Company of ownership interests in five portfolio companies. No such shares were issued during the three and nine months ended September 30, 2024.

During the nine months ended September 30, 2024, the Company purchased interests in portfolio companies from an investment vehicle that is managed by an affiliate of the Manager for $348,432 and recorded unrealized appreciation of $33,046 in connection with the investments acquired.

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

Each loan under the Line of Credit will (i) be subject to an interest rate per annum as set forth in the applicable loan request up to the then-current rate offered by a third party lender or, if no such rate is available, up to Secured Overnight Financing Rate applicable to such loan plus 3.50% and (ii) in the event that the interest rate is zero percent such loan will have a maximum maturity of 364 days following the borrowing of such loan (unless otherwise consented to by the Lender in its sole discretion). The Line of Credit was initially set to expire on December 20, 2024, subject to six-month extension options requiring the Lender’s approval. On November 11, 2024, the Lender agreed to extend the Line of Credit an additional six months through June 20, 2025, subject to additional six-month extension options requiring the Lender’s approval. Each advance under the Line of Credit is repayable on the earlier of the (i) 180th day following the earlier of (x) the Lender’s demand and (y) the expiration of the line of credit and (ii) if specified, the scheduled date of repayment for each such loan as set forth in the relevant loan request (the “Scheduled Repayment Date”), which date shall in no case be later than 364 days following the borrowing of such loan (unless the Lender, in its sole discretion, consents to a Scheduled Repayment Date that is later than 364 days following the borrowing of such loan). To the extent the Company has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, the Company is obligated to apply excess available cash proceeds to the repayment of such loans and other obligations; provided that the Borrowers will be permitted to (w) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan or any excess tender offer on the terms described in the Company’s private placement memorandum, (x) use funds to close any acquisition of a portfolio company which the Company committed to prior to receiving a demand notice, (y) make elective distributions of an amount not to exceed amounts paid in the immediately preceding fiscal quarter and (z) pay any taxes when due. The Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary breakage costs subject to the Lender’s discretion. Each Borrower may withdraw from the Line of Credit at the time all such obligations held by such Borrower to the Lender under the Line of Credit have been repaid to the Lender in full. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the Lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

The Lender and its assignees shall not have any recourse to any entities with interests in the Borrowers such as a general partner or investor, including the Company, or any of their respective assets for any indebtedness or other monetary obligation incurred under the Line of Credit.

As of December 31, 2023, the outstanding balance on the Line of Credit was $19,200, all of which was subsequently repaid on January 4, 2024. No balance was outstanding on the Line of Credit as of September 30, 2024. For the period from January 1, 2024 to January 4, 2024, the Company incurred interest expense of $14, which was waived by the Lender.

6.Shareholders’ Equity

The following table is a summary of share activity during the three months ended September 30, 2024 and shares outstanding as of that date:

	Shares Outstanding as of June 30, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of September 30, 2024
Class I Shares	12,209	914	—	—	—	13,123
Class U Shares	110,734	16,200	—	—	—	126,934
Class R-D Shares	2,796,988	5,234,893	—	—	(6,387)	8,025,494
Class R-I Shares	33,302,088	6,640,650	—	22,572	—	39,965,310
Class R-U Shares	63,960,210	13,085,382	(25,246)	—	(16,344)	77,004,002
Class F Shares	5,657	4,742	—	—	—	10,399
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	100,187,966	24,982,781	(25,246)	22,572	(22,731)	125,145,342

The following table is a summary of share activity during the nine months ended September 30, 2024 and shares outstanding as of that date:

	Shares Outstanding as of December 31, 2023	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of September 30, 2024
Class I Shares	69,695	13,653	—	—	(70,225)	13,123
Class U Shares	—	126,934	—	—	—	126,934
Class R-D Shares	—	8,037,638	—	—	(12,144)	8,025,494
Class R-I Shares	4,452,158	35,313,662	(2,871)	202,361	—	39,965,310
Class R-U Shares	22,941,060	54,219,804	(36,083)	—	(120,779)	77,004,002
Class F Shares	1,967	8,432	—	—	—	10,399
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	27,464,960	97,720,123	(38,954)	202,361	(203,148)	125,145,342

The following table is a summary of share activity during the nine months ended September 30, 2023 and shares outstanding as of September 30, 2023:

	Shares Outstanding as of December 31, 2022	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of September 30, 2023
Class I Shares	—	65,811	—	65,811
Class R-I Shares	—	1,438,086	—	1,438,086
Class R-U Shares	—	11,982,497	—	11,982,497
Class E Shares	—	4,314,539	(4,314,539)	—
Class G Shares	40	—	—	40
Class H Shares	—	40	—	40
Total	40	17,800,973	(4,314,539)	13,486,474

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

As of September 30, 2024 and December 31, 2023, the Company has not issued any Shares under the DRIP.

Share Repurchases

The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares, Class R-I Shares or Class F Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV attributable to such classes of Shares per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter).

The following table summarizes the Shares repurchased during the nine months ended September 30, 2024:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on May 6, 2024:
Class R-I Shares	$26.12	2,871	$75	$6	$69
Class R-U Shares	25.97	10,837	281	11	270
Shares repurchased on August 5, 2024:
Class R-U Shares	27.07	25,246	684	34	650
Total		38,954	$1,040	$51	$989
Repurchase Arrangement for Class E Shares held by KKR

On August 31, 2023, pursuant to the Company's KKR Share Repurchase Arrangement, effective July 27, 2023 (the “KKR Share Repurchase Arrangement”), the Company repurchased the outstanding Class E Shares of the Company from KKR Alternative Assets LLC for an aggregate purchase price of $107,863. As of both September 30, 2024 and December 31, 2023, no Class E Shares were outstanding.

No shares were repurchased by the Company, pursuant to the KKR Share Repurchase Arrangement, during the three and nine months ended September 30, 2024.

7.Distributions
The Company did not declare or pay any distributions during the three and nine months ended September 30, 2024.
8.Commitments and Contingencies
Litigation

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

The Company had $19,943 and $8,833 of unfunded commitments in portfolio companies as of September 30, 2024 and December 31, 2023, respectively.
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

9.Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the nine months ended September 30, 2024:

	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2024)	$25.88	$—	$—	$25.87	$24.08	$26.02	$26.02	$26.02
Consideration from the issuance of shares, net	—	27.11	27.10	—	1.90	—	—	—
Repurchase of shares	—	—	—	—	—	—	—	—
Early repurchase fee	—	—	—	—	—	—	—	—
Transfers in	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	(0.01)	—	—	—
Accrued shareholder servicing fees and distribution fees (2)	—	(2.10)	(1.31)	—	(1.94)	—	—	—
Net investment (loss) income (2)	(0.61)	(0.31)	(0.58)	(0.50)	(0.44)	0.16	0.18	0.18
Net realized gain (loss) and change in unrealized appreciation (depreciation)(2)	3.42	2.07	2.83	3.28	3.00	3.20	3.18	3.18
Net increase (decrease) in net assets attributed to shareholders	2.81	(0.34)	0.94	2.78	2.51	3.36	3.36	3.36
Net asset value per share at the end of period (September 30, 2024)	$28.69	$26.77	$28.04	$28.65	$26.59	$29.38	$29.38	$29.38
Net assets at end of period (September 30, 2024)	$377	$3,398	$225,073	$1,145,171	$2,047,627	$306	$1	$1
Shares outstanding at end of period (September 30, 2024)	13,123	126,934	8,025,494	39,965,310	77,004,002	10,399	40	40
Weighted average shares outstanding at end of period (September 30, 2024)	6,785	115,648	3,453,213	25,419,205	54,036,228	6,538	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value (3):
Operating expenses before Performance Participation Allocation (4)(6)	0.43%	0.22%	0.39%	0.42%	0.46%	0.44%	0.44%	0.44%
Operating expenses before expenses reimbursed and/or recouped by Manager (4) (5)	3.13%	1.57%	2.92%	2.98%	3.01%	0.53%	0.65%	0.65%
Operating expenses after expenses reimbursed and/or recouped by Manager (4) (5)	3.16%	1.60%	2.96%	2.93%	2.89%	0.44%	0.44%	0.44%
Operating expenses after Performance Participation Allocation (4) (6)	3.16%	1.60%	2.96%	2.93%	2.89%	0.44%	0.44%	0.44%
Net investment (loss) income(4)	(2.20)%	(1.20)%	(2.13)%	(1.83)%	(1.73)%	0.58%	0.68%	0.68%
Total GAAP return attributed to Shares based on net asset value (7)	10.86%	(0.37)%	7.85%	10.75%	10.42%	12.91%	12.91%	12.91%

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the period from August 1, 2023 (commencement of principal operations) through September 30, 2023:

	Class I Shares	Class R-I Shares	Class R-U Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (August 1, 2023)	$—	$—	$—	$25.00	$25.00
Consideration from the issuance of shares, net	25.45	25.22	25.17	—	—
Repurchase of shares	—	—	—	—	—
Accrued shareholder servicing fees and distribution fees (2)	—	—	(2.15)	—	—
Net investment loss(2)	—	(0.03)	(0.03)	—	—
Net change in unrealized appreciation(2)	0.27	0.54	1.01	0.90	0.90
Net increase (decrease) in net assets attributed to shareholders	0.27	0.51	(1.17)	0.90	0.90
Net asset value per share at the end of period (September 30, 2023)	$25.72	$25.73	$24.00	$25.90	$25.90
Net assets at end of period (September 30, 2023)	$1,693	$37,001	$287,561	$1	$1
Shares outstanding at end of period (September 30, 2023)	65,811	1,438,086	11,982,497	40	40
Weighted average shares outstanding at end of period (September 30, 2023)	65,811	1,074,681	9,603,295	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value (3):
Operating expenses before Performance Participation Allocation (4)	0.13%	0.32%	0.35%	0.20%	0.20%
Operating expenses before expenses reimbursed by Manager (4) (5)	0.68%	1.67%	1.80%	1.15%	1.15%
Operating expenses after expenses reimbursed by Manager (4) (5)	0.32%	0.79%	0.85%	0.20%	0.20%
Operating expenses after Performance Participation Allocation (4) (6)	0.32%	0.79%	0.85%	0.20%	0.20%
Net investment (loss) income(4)	(0.03)%	(0.11)%	(0.13)%	0.51%	0.51%
Total GAAP return attributed to Shares based on net asset value (7)	1.07%	2.65%	(6.02)%	3.54%	3.54%

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

(6) Ratios presented after expenses reimbursed and/or recouped by Manager.
(7) The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Participation Allocation as described in Note 5. Related Party Transactions. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s Shares. The Company did not declare or pay any distributions during the nine months ended September 30, 2024 and 2023.

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

For the three months ended September 30, 2024 and 2023, the effective tax rates were 9.8% and 0.0%, respectively, and for the nine months ended September 30, 2024 and 2023, the effective tax rates were 6.8% and 0.0%, respectively. For the three and nine months ended September 30, 2024, the primary items giving rise to the difference between the 0.0% federal statutory rate applicable to partnerships and the effective tax rate is due to U.S. federal, state and local taxes on income from the Company’s subsidiaries that are treated as corporations for U.S. federal, state or local purposes. For the three and nine months ended September 30, 2023, the effective tax rates did not differ from the 0.0% federal statutory rate applicable to partnerships as the Company did not have any income from subsidiaries that are treated as corporations for U.S. federal, state or local purposes.

11. Subsequent Events
Unregistered Sale of Equity Securities

On October 1, 2024, the Company sold the following Investor Shares of the Company (with the final number of shares determined on October 18, 2024) to investors for cash:

Class	Number of Shares Sold	Net Consideration
Class I Shares	9,584	$275
Class R-D Shares	558,976	15,980
Class R-I Shares	4,094,656	117,329
Class R-U Shares	4,386,837	124,355
		$257,939

Share Repurchases

The following table summarizes the Shares repurchased on November 5, 2024 by the Company in connection with the Company’s share repurchase plan:

Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class R-U Shares	$28.35	46,563	$1,320	$65	$1,255
Class R-I Shares	28.65	383	11	1	10

Amended and Restated Dividend Reinvestment Plan

On November 12, 2024, the Company adopted an Amended and Restated Distribution Reinvestment Plan (the “A&R DRIP”), effective November 12, 2024, pursuant to which cash distributions to holders of the Shares will automatically be reinvested in whole and fractional Shares attributed to the class of Shares that a shareholder owns unless such holders elect to receive such distribution in cash. Pursuant to the A&R DRIP, if a shareholder requests that the Company repurchase all of the shareholder’s Shares pursuant to the Company's share repurchase plan (as amended from time to time, the “SRP”), such shareholder’s participation in the A&R DRIP shall be deemed terminated effective upon the Company’s receipt of such request, regardless of whether or not the Company accepts all such Shares for repurchase pursuant to the SRP, provided, that, if such shareholder subsequently withdraws its request prior to the applicable deadline therefor under the SRP, such shareholder may participate in the A&R DRIP by notifying the Company and the plan administrator of the A&R DRIP at least three (3) days prior to the record date of a distribution from the Company.

Performance Participation Allocation

On October 1, 2024, the Company issued 1,851,319 Class F Shares to KKR in satisfaction of the Performance Participation Allocation liability of $54.4 million due to KKR as of September 30, 2024.

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

Recent Developments

Portfolio Company Activity

During the three months ended September 30, 2024, the Company acquired indirect interests in the following portfolio companies:

Portfolio Company	Description
Agiloft, Inc.	Agiloft, Inc. is a provider of contract lifecycle management software enabling legal, procurement, sales, and other departments to streamline contract workflows and is based in Redwood City, California.
Immedica Pharma AB	Immedica Pharma AB is a pan-European pharmaceutical platform focused on in-licensing late-stage niche orphan disease assets for commercialization and is based in Stockholm, Sweden.
IQGeo Group Plc	IQGeo Group Plc is an end-to-end geospatial network management software that provides a single platform across planning, design, construction, operations and maintenance and is based in Cambridge, United Kingdom.
Marmic Holdings, Inc.	Marmic Holdings, Inc. is a provider of regulation-mandated fire equipment inspection, testing and maintenance services and is based in Joplin, Missouri.
Nexeye Holding B.V.	Nexeye Holding B.V. is a European eye and hearing care retail provider and is based in Gorinchem, Netherlands.
Varsity Brands, Inc.	Varsity Brands, Inc. is a leading provider of uniforms and team apparel, equipment, competitive events and training camps into the team sports and cheerleading end markets and is based in Farmers Branch, Texas.

In addition, during the same period, the Company completed add-on transactions in two existing portfolio companies, Blue Sprig Pediatrics, Inc. and Industrial Physics.

The charts below present the diversification of our portfolio companies by strategy, sector and geography as of September 30, 2024, based upon our transactional net asset value (“Transactional Net Asset Value”), which is used to determine the price at which the Company sells and repurchases its Shares.

STRATEGY	SECTOR

GEOGRAPHY
The chart below presents the Company’s ten largest investments, based upon estimated fair value, as of September 30. 2024:

Portfolio Company	Sector	Country
Cotiviti, Inc.	Health Care	United States
Omnissa, LLC (f/k/a VMware End User Computing)	Information Technology	United States
BMC Software	Information Technology	United States
USI Insurance Services LLC	Financials	United States
CIRCOR International, Inc.	Industrials	United States
PetVet Care Centers, LLC	Health Care	United States
Quick Quack Car Wash	Consumer Discretionary	United States
Potter Electrical Signal Company, LLC	Industrials	United States
IVI Rma Global SL	Health Care	Spain
Agiloft, Inc.	Information Technology	United States

During October 2024, the Company acquired indirect interests in the following portfolio companies, as well as completed one add-on transaction in an existing portfolio company, Blue Sprig Pediatrics, Inc.:

Portfolio Company	Description
Accountor Group Oy	Accountor Group Oy is a business software provider that offers cloud financial management and human capital software to over 13,000 customers in the Nordics and is based in Espoo, Finland.
Superstruct Entertainment Ltd.	Superstruct Entertainment Ltd. is a live entertainment platform that owns and operates mostly European festivals and is based in London, United Kingdom.

Operating Results Highlights

During the three and nine months ended September 30, 2024, we raised aggregate subscription proceeds of $685,558 and $2,586,118, respectively, related to Investor Shares. These subscription proceeds were used, in part, to acquire our interests in 28 portfolio companies, as well as add-on transactions in existing portfolio companies totaling $1,907,356 during the nine months ended September 30, 2024.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns(1)	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares
Share class inception date	September 1, 2023	June 1, 2024	February 1, 2024	August 1, 2023	August 1, 2023
Three months ended September 30, 2024	4.93%	4.71%	4.87%	4.93%	4.71%
Nine months ended September 30, 2024	10.88%	6.50%	9.97%	10.75%	10.13%
Inception to date annualized September 30, 2024	11.74%	Not applicable	Not applicable	12.43%	11.40%
(1) “Inception to date annualized” for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company did not declare or pay any distributions from inception through September 30, 2024. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

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

The following table presents our comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Investment income
Dividend income	$7,442	$1,873	$5,569	$24,130	$1,873	$22,257
Total investment income	7,442	1,873	5,569	24,130	1,873	22,257

Operating expenses
Performance participation allocation	31,406	1,300	30,106	52,896	1,300	51,596
Management fee expense	8,338	459	7,879	16,959	459	16,500
General and administration expenses	3,544	2,600	944	11,486	2,600	8,886
Deferred offering costs amortization	117	233	(116)	815	233	582
Directors’ fees and expenses	154	77	77	460	77	383
Interest expense	—	—	—	14	—	14
Organization costs	—	813	(813)	—	4,589	(4,589)
Total operating expenses	43,559	5,482	38,077	82,630	9,258	73,372
Less: Management fee and expense credits	(8,338)	—	(8,338)	(18,333)	—	(18,333)
Less: Expenses reimbursed by Manager	—	(3,269)	3,269	(3,170)	(7,045)	3,875
Add: Expenses recouped by Manager	1,303	—	1,303	1,303	—	1,303
Less: Interest expense waived by Lender	—	—	—	(14)	—	(14)
Net operating expenses	36,524	2,213	34,311	62,416	2,213	60,203
Net investment loss	(29,082)	(340)	(28,742)	(38,286)	(340)	(37,946)

Net realized (loss) gain on investments, foreign currency and foreign currency forward contracts
Net realized (loss) gain on:
Foreign currency forward contracts	(7,627)	—	(7,627)	(4,485)	—	(4,485)
Investments	4,111	—	4,111	4,111	—	4,111
Foreign currency	314	—	314	260	—	260
Total net realized (loss)	(3,202)	—	(3,202)	(114)	—	(114)

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on:
Investments	196,106	7,743	188,363	326,635	7,743	318,892
Foreign currency translation	14,934	(1,490)	16,424	9,908	(1,490)	11,398
Foreign currency forward contracts	(791)	1,455	(2,246)	337	1,455	(1,118)
Total net change in unrealized appreciation (depreciation) before income taxes	210,249	7,708	202,541	336,880	7,708	329,172
Provision for income taxes	17,527	—	17,527	20,161	—	20,161
Total net change in unrealized appreciation (depreciation) after income taxes	192,722	7,708	185,014	316,719	7,708	309,011

Net increase in net assets resulting from operations	$160,438	$7,368	$153,070	$278,319	$7,368	$270,951
A discussion of the results of operations for the three and nine months ended September 30, 2024 and 2023, is as follows:

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

For the three and nine months ended September 30, 2024 as compared to the comparable periods in 2023, dividend income increased by $5,569 and $22,257, respectively. Prior to the commencement of principal operations on August 1, 2023, the Company did not record dividend income.

Expenses

For the three and nine months ended September 30, 2024 as compared to the same periods in 2023, operating expenses increased by $38,077 and $73,372, respectively. We commenced principal operations on August 1, 2023, therefore, a comparison of operating expenses are not meaningful period over period.

For the three and nine months ended September 30, 2024, we incurred $43,559 and $82,630 in operating expenses, respectively, comprised primarily of a performance participation allocation (“Performance Participation Allocation”) of $31,406 and $52,896, respectively, as well as gross management fees (“Management Fee”) pursuant to the management agreement entered into between the Company and the Manager, (as amended and restated, the “Management Agreement”) earned by the Manager totaling $8,338 and $16,959, respectively. For the three and nine months ended September 30, 2024, the Company offset Management fees and certain operating expenses of $8,338 and $18,333, respectively. Additionally, we incurred $3,544 and $11,486 in general and administrative expenses for the three and nine months ended September 30, 2024, respectively.

For the three and nine months ended September 30, 2023, we incurred $5,482 and $9,258 in operating expenses, respectively, comprised primarily of a Performance Participation Allocation of $1,300 for both the three and nine months ended September 30, 2023, as well as $2,600 in general and administrative expenses for both the three and nine months ended September 30, 2023. Management Fees pursuant to the Management Agreement earned by the Manager totaled $459 for both the three and nine months ended September 30, 2023. Additionally, for the three and nine months ended September 30, 2023, we incurred $813 and $4,589 in organization costs, respectively. Organization costs consist of costs incurred to establish the Company and enable it legally to do business.

For the nine months ended September 30, 2024, the Manager agreed to reimburse expenses of $3,170 incurred by the Company pursuant to the Expense Limitation Agreement. For the three and nine months ended September 30, 2023, the Manager agreed to reimburse expenses of $3,269 and $7,045 incurred by the Company, pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a three year period. No such expenses were agreed to be reimbursed by the Manager pursuant to the Expense Limitation Agreement for the three months ended September 30, 2024.

For both the three and nine months ended September 30, 2024, the Manager recouped expenses of $1,303 incurred by the Company, pursuant to the Expense Limitation Agreement. No such expenses were recouped during the three and nine months ended September 30, 2023.

Going forward, we expect our primary expenses to be the payment of the Management Fee, as well as the Performance Participation Allocation to KKR. We will also bear other capital and operating expenses.

Net Investment Loss

For the three and nine months ended September 30, 2024, net investment loss was $29,082 and $38,286, respectively. For both the three and nine months ended September 30, 2023, net investment loss was $340. Prior to the commencement of principal operations on August 1, 2023, the Company did not record net investment income or loss.

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

For the three and nine months ended September 30, 2024, we recorded net realized losses of $3,202 and $114, respectively, due primarily to realized losses on foreign currency forward contracts of $7,627 and $4,485, respectively, partially offset by a realized gain of $4,111 during both the three and nine months ended September 30, 2024 resulting from a partial sale of an asset.

We recorded a net change in unrealized appreciation before income taxes of $210,249 and $336,880 for the three and nine months ended September 30, 2024, respectively, comprised of unrealized appreciation on investments related to the change in value of portfolio companies of $196,106 and $326,635, respectively, unrealized appreciation on foreign currency translation related to the change in value based upon changes in foreign currency exchange rates of $14,934 and $9,908, respectively, and unrealized (depreciation) appreciation on foreign currency forward contracts. of $(791) and $337, respectively.

We recorded a net change in unrealized appreciation before income taxes of $7,708 for both the three and nine months ended September 30, 2023, comprised of $7,743 of unrealized appreciation on investments related to the change in value of portfolio companies, $1,490 of unrealized depreciation on foreign currency translation related to the change in value based upon changes in foreign currency exchange rates, and $1,455 of unrealized appreciation on foreign currency forward contracts.

Provision for Income Taxes

For the three and nine months ended September 30, 2024, we recorded a provision for income taxes of $17,527 and $20,161, respectively. The Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level, resulting in a provision for income taxes.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2024, we recorded a net increase in net assets resulting from operations of $160,438 and $278,319, respectively, primarily resulting from the net change in unrealized appreciation related to the change in value of portfolio companies, as well as dividend income, partially offset by the Performance Participation Allocation and provision for income taxes for both periods.

For both the three and nine months ended September 30, 2023, we recorded a net increase in net assets resulting from operations of $7,368, primarily resulting from the net change in unrealized appreciation related to the change in value of portfolio companies and foreign currency forward contracts, partially offset by the net change in unrealized depreciation related to foreign currency translation.

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

Transactional Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our Transactional Net Asset Value is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of our Transactional Net Asset Value as of September 30, 2024 ($ in thousands, except shares):

Components of Transactional Net Asset Value	September 30, 2024
Investments at fair value (cost of $2,602,549)	$2,948,912
Cash and cash equivalents	708,867
Other assets	3,345
Other liabilities	(41,881)
Accrued performance participation allocation	(54,396)
Accrued shareholder servicing fees and distribution fees (1)	(3,063)
Management fee payable	—
Transactional Net Asset Value	$3,561,784
Number of outstanding shares	125,145,342

(1) Shareholder servicing fees apply only to Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-D Shares and Class R-U Shares. Distribution fees apply only to Class S Shares, Class U Shares, Class R-S Shares and Class R-U Shares. For purposes of Transactional Net Asset Value, we recognize shareholder servicing fees and distribution fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP, Net Asset Value, we accrue the cost of the shareholder servicing fees and distribution fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-D Shares and Class R-U Shares. As of September 30, 2024, we have accrued under GAAP $142,893 of shareholder servicing fees and distribution fees payable to the dealer manager related to the Class U Shares, Class R-D Shares and Class R-U Shares sold.

Effective January 1, 2025, the Company will update its Transactional Net Asset Value calculation methodology such that the Company may exclude from the calculation of Transactional Net Asset Value as of the relevant valuation date, tax liabilities of certain taxable subsidiaries through which the Company holds portfolio companies that are contingent upon the expected manner of the divestment of the associated underlying portfolio company and are not expected to be recognized by the Company (although the current tax liabilities of any such taxable subsidiaries may be taken into account in determining the fair value of the associated underlying portfolio companies).

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of September 30, 2024 ($ in thousands, except shares and per share data):

Transactional Net Asset Value Per Share	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total
Transactional Net Asset Value	$377	$3,632	$229,433	$1,145,171	$2,182,863	$306	$1	$1	$3,561,784
Number of outstanding shares	13,123	126,934	8,025,494	39,965,310	77,004,002	10,399	40	40	125,145,342
Transactional Net Asset Value per Share as of September 30, 2024	$28.69	$28.61	$28.59	$28.65	$28.35	$29.38	$29.38	$29.38

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Statements of Assets and Liabilities to our Transactional Net Asset Value:

September 30, 2024
GAAP Net Asset Value	$3,421,954
Adjustment:
Accrued shareholder servicing fees and distribution fees	139,830
Transactional Net Asset Value	$3,561,784

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for portfolio companies that are valued at fair value as of September 30, 2024:

Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	9.3%	5.0% - 15.0%
	Weight Ascribed to Market Comparables	42.5%	0.0% - 100.0%
	Weight Ascribed to Discounted Cash Flow	41.9%	0.0% - 75.0%
	Weight Ascribed to Transaction Price/Other	15.6%	0.0% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	12.8x	7.9x - 23.3x
	Enterprise Value / Forward Revenues Multiple	5.2x	2.6x - 7.1x

Discounted Cash Flow	Weighted Average Cost of Capital	11.2%	6.1% - 17.8%
	Enterprise Value / LTM EBITDA Exit Multiple	12.7x	8.5x - 23.0x

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

Input	Hypothetical Change	Portfolio Company Values
Weighted Average Cost of Capital	0.25% decrease	+0.75%
	0.25% increase	-0.73%

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

As of September 30, 2024 and December 31, 2023, the fair value of our foreign currency forward contracts was a net liability of $302 and $639, respectively. As of September 30, 2024 and December 31, 2023, we recorded unrealized appreciation on foreign currency forward contracts of $1 and $103, respectively, as an asset in the Consolidated Statements of Assets and Liabilities and unrealized depreciation on foreign currency forward contracts of $303 and $742, respectively, as a liability in the Consolidated Statements of Assets and Liabilities.

For the three and nine months ended September 30, 2024, we recorded a change in net unrealized (depreciation) appreciation on foreign currency forward contracts of $(791) and $337, respectively, and a realized loss on foreign currency forward contracts of $7,627 and $4,485, respectively, in the Consolidated Statements of Operations.

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
The following table summarizes the Shares repurchased during the nine months ended September 30, 2024:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on May 6, 2024:
Class R-I Shares	$26.12	2,871	$75	$6	$69
Class R-U Shares	25.97	10,837	281	11	270
Shares repurchased on August 5, 2024:
Class R-U Shares	27.07	25,246	684	34	650
Total		38,954	1,040	51	989

Liquidity and Capital Resources
As of September 30, 2024, the Company had $708,867 in cash and cash equivalents. Our current cash and cash equivalents balance is generally reflective of the cash necessary to fund normal operations.

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

Our primary use of cash will be for acquisition of portfolio companies, the cost of operations (including the Management Fee and the Performance Participation Allocation, to the extent paid in cash), debt service of any borrowings, periodic repurchases, including under the share repurchase plan (as described herein), and cash distributions (if any) to the holders of our Shares to the extent declared by the Company. The Company may issue Class E Shares to KKR in connection with the Company’s acquisition of additional assets in the future.
Cash Flows

Cash used in operating activities

Net cash flow used in operating activities was $1,869,572 for the nine months ended September 30, 2024 and is primarily the result of funding the acquisitions of portfolio companies.

Cash provided by financing activities

Net cash flow provided by financing activities was $2,560,432 for the nine months ended September 30, 2024, which primarily reflects the proceeds from the sale of Shares pursuant to our Private Offering, partially offset by the repayment of the Line of Credit.
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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgements and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder servicing fees and distribution fees entail uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of September 30, 2024 and December 31, 2023, the Company has accrued $142,893 and $40,309, respectively, of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class R-U Shares, Class R-D Shares and Class U Shares sold.

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the nine months ended September 30, 2024 that are expected to have a material impact on our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.
Contractual Obligations
See “Note 8. Commitments and Contingencies,” to our consolidated financial statements in this Quarterly Report on Form 10-Q for any contractual obligations and commitments with payments due subsequent to September 30, 2024.

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

Changes in Fair Value

All of our portfolio companies as of September 30, 2024 are reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on portfolio companies held as of September 30, 2024, we estimate that an immediate 10% decrease in the fair value of portfolio companies generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of the portfolio companies as of September 30, 2024, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III investments would result in a decline in net increase in net assets resulting from operations of $294,891, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our portfolio companies were denominated as of September 30, 2024 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $16,834, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our fixed income investments to increase. As of September 30, 2024, we had no indebtedness.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any material legal proceedings.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, the Company repurchased Shares in the following amounts:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2024 to July 31, 2024	—	—	—	—
August 1, 2024 to August 31, 2024(2)	25,246	$27.07	25,246	$—
September 1, 2024 to September 30, 2024	—	—	—	—
Total	25,246	27.07	25,246	—

(1) The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares, Class R-I Shares or Class F Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV attributable to such classes of Shares per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). See “Part I, Item 1. “Business–Share Repurchases” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for more information regarding the Company’s share repurchase plan.

(2) All Shares listed above were repurchased on August 5, 2024. See “Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for a discussion of the Company’s share repurchases for applicable share classes during the quarter ended September 30, 2024.

Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

On November 12, 2024, the Company adopted the A&R DRIP, effective November 12, 2024, pursuant to which cash distributions to holders of the Shares will automatically be reinvested in whole and fractional Shares attributed to the class of Shares that a shareholder owns unless such holders elect to receive such distribution in cash. Pursuant to the A&R DRIP, if a shareholder requests that the Company repurchase all of the shareholder’s Shares pursuant to the Company's share repurchase plan (as amended from time to time, the “SRP”), such shareholder’s participation in the A&R DRIP shall be deemed terminated effective upon the Company’s receipt of such request, regardless of whether or not the Company accepts all such Shares for repurchase pursuant to the SRP, provided, that, if such shareholder subsequently withdraws its request prior to the applicable deadline therefor under the SRP, such shareholder may participate in the A&R DRIP by notifying the Company and the plan administrator of the A&R DRIP at least three (3) days prior to the record date of a distribution from the Company.

The foregoing summary description of the A&R DRIP does not purport to be complete and is qualified in its entirety by reference to the A&R DRIP, a copy of which is included as Exhibit 4.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.    Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Certificate of Formation, dated December 6, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on April 14, 2023)

3.2	Fifth Amended and Restated Limited Liability Company Agreement, between KKR DAV Manager LLC and the Members, dated as of June 21, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2024)

4.1	Amended and Restated Distribution Reinvestment Plan

31.1	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR PRIVATE EQUITY CONGLOMERATE LLC

/s/ Jeffrey B. Van Horn
Date:	November 13, 2024	Jeffrey B. Van Horn
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)