Form 10-K
period 2024-12-31
KKR Private Equity Conglomerate LLC
filed 2025-03-13
CIK 1957845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of February 28, 2025, the registrant had 890,775 Class D Shares, 2,699,921 Class I Shares, 5,003,299 Class U Shares, 11,413,524 Class R-D Shares, 59,916,565 R-I Shares, 103,961,698 R-U Shares, 1,870,191 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding.
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

Risks Related to Our Business
•Difficult market and economic conditions can materially and adversely affect our business in many ways;
•Geopolitical developments outside of our control can, and periodically do, materially and adversely impact us;
•We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could materially and adversely affect our business operations including our ability to make distributions;
•We or our portfolio companies may need to incur financial leverage, resulting in additional risks;
•We may be adversely impacted by a downgrade to the U.S. credit rating;
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
•We may experience trade errors, and operational risks, may disrupt our businesses;
•Anti-corruption and trade sanctions laws and restrictions on foreign direct investment may disrupt our business;
•Focus by stakeholders on matters related to sustainability may adversely affect our business;
•Artificial intelligence could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict; and
•Conflicts between KKR or its affiliates and the Company regarding syndication of portfolio companies and warehousing may not be resolved in favor of the Company.

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
•We have acquired, and may in the future acquire, companies with specific additional risks, including: healthcare companies; renewable energy companies; companies involved in heavily regulated industries; companies subject to commodity price risk and energy industry market dislocation; companies that may be exposed to interest rate risk; companies vulnerable to inflation; companies experiencing or expected to experience financial difficulties; emerging companies heavily dependent on new technologies, patents, trademarks and other intellectual property; companies involved in the technology industry; companies involved in the media or communications industries; “middle market” companies; and companies based outside of the U.S.;
•We may be impacted by changes in trade policies;
•Fluctuations in currency values could adversely affect the U.S. dollar value revenue streams received by us and the amount of distributions, if any, to be made by us;
•We have acquired, and may in the future acquire, preferred and/or equity securities and pursue opportunistic credit and debt strategies, which may materially and adversely impact our liquidity;
•Additional capital requirements of portfolio companies may offer terms unfavorable to the Company and are subject to change; and
•We may acquire toehold interests and certain investments in publicly traded securities of portfolio companies.

Risks Related to Our Structure
•We will depend on the Manager and KKR to achieve our business objectives and will rely on portfolio companies’ management teams to implement any agreed-upon business plans;
•Various conflicts of interest with KKR could result in decisions that are not in the best interests of our Shareholders;
•We would not be able to operate our business according to our business plan if we are required to register as an investment company under the Investment Company Act;
•Extensive regulation of the Manager’s business may impede its ability to manage our portfolio companies;
•Our LLC Agreement eliminates certain fiduciary duties of our Board and includes a jury trial waiver and exclusive forum provision, all of which could limit available Shareholder remedies;
•KKR, the Manager, their respective affiliates, our directors, officers and certain service providers are entitled to exculpation and indemnification resulting in limited right of action for Shareholders;

•Approvals by regulatory agencies could result in restrictions on our acquisitions and joint ventures;
•We could become subject to Title I of ERISA and/or the prohibited transaction provisions of Section 4975 of the Code, and we could be subject to potential controlled group liability;
•Failure to comply with Data Protection and Privacy Laws and cybersecurity risks could result in costly interruptions in our business and reputational damage.

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

Risks Related to Investments in Indebtedness, Preferred and/or Structured Equity Securities
•We may hold corporate bonds, and we may invest in loans, convertible securities, and securitization vehicles or other special purpose entities, including commercial mortgage-backed securities and residential mortgage-backed securities, which may involve additional risk.

Risks Related to Taxation
•If the Company (including certain of its operating subsidiaries) were to be treated as a corporation for U.S. federal income tax purposes as a result of the application of the publicly traded partnership rules, being required to register under the Investment Company Act or otherwise, the Company would be liable for corporate income tax and the value of our Shares might be adversely affected;
•Changes in tax laws and the “qualifying income” exception under the “publicly traded partnership” provisions may have an adverse effect on the Company’s qualification as a partnership for U.S. federal income tax purposes; and
•Tax-exempt organizations and non-U.S. persons may face adverse U.S. tax consequences from owning Shares if the Company generates unrelated business taxable income or income effectively connected with a U.S. trade or business.

Part I.
Item 1.    Business
References herein to “KKR Private Equity Conglomerate,” “Company,” “we,” “us,” or “our” refer to KKR Private Equity Conglomerate LLC, a Delaware limited liability company, and its subsidiaries unless the context specifically requires otherwise.

General Description of Business and Operations
KKR Private Equity Conglomerate LLC was formed on December 6, 2022 as a limited liability company under the laws of the state of Delaware and we operate our business in a manner permitting us to be excluded from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are a holding company that seeks to acquire, own and control portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation through Joint Ventures (defined below). We have been established by Kohlberg Kravis Roberts & Co. L.P. (together with its subsidiaries, “KKR”) as the flagship conglomerate to own and control Joint Ventures that, directly or indirectly, own majority and/or primarily controlling stakes in portfolio companies, and to a lesser extent, Joint Ventures that own influential yet non-controlling stakes in portfolio companies. Our Joint Ventures focus on acquiring geographically diversified portfolio companies that operate principally in business lines that are crucial to the global economy: Business & Financial Services; Consumer & Retail; Healthcare; Impact; Industrials; and Technology, Media & Telecommunications.
We are sponsored by KKR and expect to benefit from its industry leading institutional private equity sourcing and portfolio management platform pursuant to a management agreement (as amended and restated, the “Management Agreement”) entered into with the KKR DAV Manager LLC (the “Manager”). We have appointed the Manager to assist us with certain management, administrative and advisory services related to identifying, acquiring, owning and controlling portfolio companies through Joint Ventures. KKR’s business activities, including those of the Manager, represent past activities of entities that are neither a parent nor subsidiary of the Company.
We intend to own and control portfolio companies in the geographies where KKR is active, including North America, Europe and Asia Pacific. Over time, we expect to acquire portfolio companies that generate attractive risk-adjusted returns, using proceeds raised from the continuous offering of our securities and distributions from portfolio companies and by opportunistically recycling capital generated from dispositions of portfolio companies.
A key part of our strategy is to form Joint Ventures by pooling capital with one or more KKR Vehicles (defined below) that target acquisitions of portfolio companies that are compatible with our business strategy. We expect that we will own nearly all of our portfolio companies through Joint Ventures alongside one or more KKR Vehicles and that the Joint Ventures will be managed in a way that reflects the commonality of interests between the KKR Vehicles and the Company. The Company and the KKR Vehicles in a Joint Venture both have a shared interest in maximizing value of the Joint Venture, and we believe that a joint acquisition strategy that pools the resources of the KKR Vehicles and the Company leads to greater opportunities to gain sufficient influence or control over portfolio companies and leverages KKR’s operations-oriented management approach to value creation with the objective of achieving capital appreciation for all interest holders in the Joint Venture. We currently own, and expect to own in the future, all or substantially all of our Joint Venture interests in portfolio companies directly or indirectly through K-PEC Holdings LLC and any similar wholly owned holding company formed to acquire, own and control portfolio companies (the “Operating Subsidiaries”). In turn, each Operating Subsidiary holds our interests in portfolio companies and Joint Ventures through one or more corporations, limited liability companies or limited partnerships. For a detailed description of the types of portfolio companies we acquire, see “—Acquisition Strategies” below. We expect that most of our Joint Ventures will own a majority of, and/or have primary control over, the underlying portfolio company. The Company and the applicable KKR Vehicle will hold the interests in each portfolio company as co-general partners of the relevant Joint Venture, but the relative economic interests in such Joint Venture will vary from acquisition to acquisition. In limited circumstances, we may also invest some portion of our capital into portfolio companies indirectly through vehicles we do not control. We may occasionally be a passive investor into a vehicle that holds an investment in a single portfolio company. We may also make investments into vehicles controlled by an external adviser where we do not have direct input into the underlying investments.
We expect that, in the ordinary course, our acquisitions of portfolio companies, whether made through our Joint Ventures or, to a lesser extent, our other acquisition strategies, will make up approximately 80% of our assets. We typically control our Joint Ventures as a general partner of such Joint Ventures, and expect that the large majority of our Joint Ventures (when measured by value) will either majority-own or primarily control their respective underlying portfolio companies. Additionally, we expect that up to 20% of our assets will consist of cash and cash equivalents, U.S. Treasury securities,

U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high-yield credit, asset-backed securities, mortgage-backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include (i) securities or loans of KKR portfolio companies and/or (ii) funds invested in any of the foregoing managed by KKR or affiliates thereof) (collectively, the “Liquidity Portfolio”) in each case in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity. These types of liquid assets may exceed 20% of our assets at any given time due to new subscriptions, shareholder participation in our share repurchase program, distributions from, or dispositions of, portfolio companies or for other reasons as our Manager determines. In addition to the target of 20% for our Liquidity Portfolio, we intend to abide by certain other guidelines on our overall portfolio construction. We will not acquire any cryptocurrency. Additionally, (a) no more than 5% of our assets will consist of interests in “blind pools” and (b) no more than 10% of our assets will consist of publicly traded equity securities (not including any portfolio company that becomes publicly traded during the term of our ownership or acquisitions in connection with take-private transactions). We intend to continue to operate our business in a manner so that we are not an investment company under the Investment Company Act.

We have a board of directors (the “Board”) whose corporate governance responsibilities are based on fiduciary duties applicable to Delaware limited liability companies, as modified by our Sixth Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). The Board consists of eight directors, half of whom are independent. The Board oversees the management of the Company and the performance of the Manager. See “Item 10. Directors, Executive Officers and Corporate Governance.” Actual or potential conflicts of interest will arise from time to time between the Company, KKR and the KKR Vehicles. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Our independent directors have approved protocols for handling actual and potential conflicts of interest and may be called upon from time to time to approve specific conflicts on behalf of our audit committee (the “Audit Committee”). Our Executive Committee and Company management team is composed of Company officers as well as employees of KKR who are assigned or seconded to the Company. Our executive committee (the “Executive Committee”), as described below under “Item 10. Directors, Executive Officers and Corporate Governance—Committees—Executive Committee,” is ultimately responsible for making significant capital allocation decisions proposed by the Manager and the appointment of one or more Company officers to the governing bodies of Joint Ventures.

We conduct a continuous private offering of our Shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”), including under Regulation D and Regulation S. As of December 31, 2024, we offered eight classes of investor shares: Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, the “Investor Shares” and, collectively with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”). As of January 2, 2025, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares were no longer available for purchase. We may offer additional classes of Investor Shares in the future.
We operate our business in a manner permitting us to maintain an exclusion from registration under the Investment Company Act.
The funds, investment vehicles and accounts managed, now or in the future, by KKR, the Manager or any of their respective affiliates (excluding for this purpose, KKR proprietary entities), including funds, investment vehicles and accounts pursuing the following strategies: private equity (including growth equity, impact, and core strategies), credit (including (i) leveraged credit strategies, including leveraged loan, high-yield bond, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including strategic investments and private credit strategies such as direct lending and private opportunistic credit (or junior mezzanine debt) acquisition strategies) and real asset strategies (including real estate, energy and infrastructure strategies), are collectively referred to herein as “KKR Vehicles.”
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
Pursuant to the Management Agreement, the Manager is entitled to receive a management fee (the “Management Fee”) and expense reimbursements. So long as the Management Agreement has not been terminated, KKR will also receive a performance participation allocation (the “Performance Participation Allocation”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Management Fee”and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations —Expenses—Performance Participation Allocation” for additional information.
The Manager may delegate certain of the portfolio management function for the Liquidity Portfolio to KKR Credit Advisors (US) LLC and KKR Credit Advisors (Ireland) Unlimited Company (the “Liquidity Managers”), each of which is an affiliate of the Manager. The Executive Committee has the ability to determine the portion of our assets that will be managed by each Liquidity Manager, but does not have investment-level discretion for the portion managed by each Liquidity Manager. In consideration for its services, each Liquidity Manager is entitled to receive a fee payable by the Manager (out of its Management Fee) in an amount to be agreed between the Manager and each Liquidity Manager from time to time.
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
Acquisition Strategies
We seek to generate attractive risk-adjusted returns and achieve medium-to-long-term capital appreciation by owning and controlling portfolio companies diversified by sector, industry and geography. In the ordinary course, we expect 80% of our assets to consist of our portfolio companies. Our business strategy is to buy good companies we can make great. We expect to acquire the majority of our assets, when measured by value, through Joint Ventures. We typically control our Joint Ventures as a general partner of the vehicle. Each Joint Venture will generally acquire exposure to a single portfolio company (which may be a group of related entities) that the Joint Venture will control following the close of the acquisition. We enter in these types of Joint Ventures with a long term, hands-on operational perspective in mind. In limited circumstances, the Company may also acquire a portfolio company through an investment in a vehicle that we do not control (such as investing into an acquisition vehicle as a limited partner rather than as a general partner). We may also form a Joint Venture with respect to an existing portfolio company of a KKR Vehicle. We seek to participate in Joint Ventures that acquire businesses across the spectrum in terms of size and stage of maturity and around the world.
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
•Growth Equity: KKR’s growth equity strategies seek to leverage KKR’s expertise to offer capital and strategic solutions to growing companies in the Technology, Media, and Telecom and Health Care sectors. These strategies seek to capitalize on attractive opportunities to invest in companies seeking equity checks which are too small to meet the investment strategies of KKR’s traditional private equity funds and primarily minority stakes in companies which feature commercial or operational risk rather than technological or scientific risk. KKR believes that digital transformation is creating significant tech growth opportunities and challenges across all industries and geographies. Moreover, KKR believes that the health sector is underpinned by strong fundamentals over time and through multiple cycles with continued rewards for medical innovation for new products, services, and care delivery models. Our growth equity strategy will represent a limited proportion of our acquisitions. For these types of deals, we will seek opportunities primarily in the U.S. and Europe (including Israel), and will have a flexible approach to transaction, ownership and corporate structures across companies in both the private and public markets.
•Global Impact (“Global Impact”): KKR’s global impact strategy seeks to acquire small-to-medium sized businesses across the Americas, Europe and Asia that contribute toward one or more of the United Nations Sustainable Development Goals. By leading with this commercial focus, KKR aims to generate private equity returns, while driving positive impact to the United Nations Sustainable Development Goals within four solutions-oriented themes: Climate Action, Lifelong Learning, Sustainable Living and Inclusive Growth. This strategy pursues traditional private-equity approaches for accessing the opportunity set including: change of control acquisitions, minority partnerships with influence, industry build-ups and growth equity.
We may also opportunistically acquire a limited amount of indirect exposure to multiple portfolio companies by acquiring interests in multi-asset vehicles controlled by an investment manager (“commingled funds”), which may include newly formed funds and certain “continuation vehicles.” The Company may invest into vehicles managed by an affiliate of KKR or it may invest into vehicles managed by third parties, primarily through secondary transactions with existing limited partners but also through direct subscription with the sponsor(s) of such vehicles. Our acquisition strategy may also include equity-like investments in preferred and/or structured equity securities as well as opportunistic credit and debt strategies. While none of these approaches are principal to the Company’s business strategy, we believe that in certain circumstances, such investments may complement the Joint Venture strategy as a ready source of capital deployment at efficient prices and may otherwise help the Company achieve its objective of generating attractive risk-adjusted returns for shareholders. To the extent we pursue any of the foregoing approaches, we expect to do so in a manner consistent with maintaining our exclusion from registration under the Investment Company Act.
KKR Platform
KKR has an extensive resource platform that supports the daily activities of KKR’s private equity business. This platform has a broad spectrum of capabilities spanning operational, financial-, macro- and stakeholder-related areas. These capabilities are outlined below.
•KKR Capstone (“KKR Capstone”): The KKR private equity team works closely with KKR Capstone, which is an affiliate of the Manager and a team of global operational professionals that has been an integral part of portfolio operations at KKR since the early 2000s. KKR Capstone partners with the KKR private equity team and management teams of portfolio companies to help define strategic priorities for and drive operational improvement in portfolio companies. The KKR Capstone team is comprised of experienced professionals with extensive general management and functional expertise, whose typical background is that of former general managers, operating executives and management consultants. References to “Capstone Executives,” operating executives, operating experts, or operating consultants are to such employees of KKR Capstone.
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
•KKR Credit: Over the last 15 years, KKR has built out a base of investment executives beyond its traditional private equity teams. In 2004, KKR formed KKR Credit (“KKR Credit”), which is divided between Leveraged Credit and Private Credit. KKR Credit will be involved in managing the KKR Vehicles.
•Global Public Affairs: Since 2008, KKR has had dedicated public affairs professionals who have helped expand our engagement with stakeholders. This includes over 30 professionals globally who have extensive experience in media, government and regulatory affairs, sustainability, as well as experience working with labor unions, industry and trade associations and non-governmental organizations. As such, KKR’s public affairs professionals are a dedicated resource to enable KKR to better evaluate regulatory trends that impact the development of investment theses of portfolio companies and assist management teams of portfolio companies in engaging on sustainability issues, both from a risk and increasingly from an opportunity perspective. These professionals help KKR to more effectively manage communications with its investors and relationships with all of the stakeholders in portfolio companies.
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
In addition to the resources described above, KKR’s private equity business also draws on the support of a deep pool of investment executives across KKR, such as:
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
We may borrow money through a revolving credit facility with one or more unaffiliated third-party lenders for acquisition purposes, to pay operating expenses, to make distributions, to satisfy repurchase requests from Shareholders, and otherwise to provide the Company and its subsidiaries with temporary liquidity. Certain indirect subsidiaries of the Company (the “Borrowers”) entered into a revolving credit agreement (as amended from time to time, the “Revolving Credit Agreement”) with Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KCM, as joint lead arranger, and the lenders party thereto. Under the Revolving Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate principal amount of up to $200 million, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $1.5 billion in the aggregate. The Revolving Credit Agreement matures on December 23, 2027, with extension options at the lender’s consent, and advances thereunder will bear interest at the applicable benchmark rate plus the applicable spread. The obligations of the borrowers and guarantors under the Revolving Credit Agreement are secured by a pledge of certain accounts of such borrowers and guarantors. For more information on the Revolving Credit Agreement, see “Note 6. Credit Facility” to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Revolving Credit Agreement.”
In addition, certain wholly-owned subsidiaries of the Company have entered into the Line of Credit (defined below) to provide for up to a maximum aggregate principal amount of $300 million with a KKR affiliate for such purposes. KKR or one of its affiliates may face conflicts of interest in connection with any borrowings or disputes under the Line of Credit. For more information on the Line of Credit, see “Note 5. Related Party Transactions” to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Line of Credit with KKR.”
Our Revolving Credit Agreement contains and any future credit facilities that we enter into may contain customary covenants that, among other things, limit our ability to pay distributions in certain circumstances, incur additional debt and engage in certain transactions, including mergers and consolidations, and require us to maintain certain loan-to-value percentages. In connection with our Revolving Credit Agreement and any future credit facilities, we have been and may be required to pledge some or all of our assets and to maintain a portion of our assets in cash or high-grade securities as a reserve against interest or principal payments and expenses. The lenders under our Revolving Credit Agreement and future credit facilities we may enter into may have the ability to foreclose on such assets in the event of a default under such agreement or credit facilities pursuant to agreements among the Company or its subsidiaries, our custodian and such lenders. We expect that any future credit facilities we may enter into would have customary covenant, negative covenant and default provisions. There can be no assurance that we will enter into an agreement for any future credit facility on terms and conditions representative of the foregoing, or that additional material terms will not apply. In addition, the Revolving Credit Agreement and, if entered into, future credit facilities may in the future be replaced or refinanced by one or more credit facilities having substantially different terms, or by the issuance of debt securities.
Changes in the value of our holdings, including any changes due to higher interest expense, will affect the applicable NAV of our Shares.
Utilization of leverage involves certain risks to holders of the Shares. These include the possibility of higher volatility of the NAV of the Shares. So long as our portfolio companies increase in value at a higher rate than the then-current cost of any leverage together with other related expenses, the leverage will cause holders of Shares to realize a higher rate of return than if we were not so leveraged. On the other hand, to the extent that the then-current cost of any leverage, together with other related expenses, approaches any increase in value of our portfolio companies, the benefit of leverage to holders of Shares is reduced, and if the then-current cost of any leverage together with related expenses were to exceed any increase in value of our portfolio companies, our leveraged capital structure would result in a lower rate of return to holders of Shares than if the Company were not so leveraged.
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
In the event that we do make a distribution in the future, cash distributions to holders of our Shares will automatically be reinvested under our Distribution Reinvestment Plan (as amended, the “DRIP”) in additional whole and fractional Shares attributable to the class of Shares that a Shareholder owns unless such holders elect to receive distributions in cash. Shareholders may terminate their participation in the DRIP with prior written notice to us. Under the DRIP, Shareholders’ distributions will be reinvested in Shares of the same class owned by the Shareholder for a purchase price equal to the most recently available transactional net asset value per Share. Shareholders will not pay a sales load when purchasing Shares under the DRIP; however, Class S Shares, Class D Shares, Class U Shares, Class R-S Shares, Class R-D Shares and Class R-U Shares, including those purchased under the DRIP, will be subject to applicable ongoing distribution and/or shareholder servicing fees.
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
Pursuant to the DRIP, if a Shareholder requests that the Company repurchase all of the Shareholder’s Shares pursuant to the Company’s share repurchase plan, such Shareholder’s participation in the DRIP shall be deemed terminated effective upon the Company’s receipt of such request, regardless of whether or not the Company accepts all such Shares for repurchase pursuant to the share repurchase plan, provided, that, if such Shareholder subsequently withdraws its request prior to the applicable deadline therefor under the share repurchase plan, such Shareholder may participate in the DRIP by notifying the Company and the plan administrator of the DRIP at least three days prior to the record date of a distribution from the Company.
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
Repurchase Limitations
We may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares, Class R-I Shares and Class F Shares under our share repurchase plan will be limited to no more than 5.0% of our aggregate NAV attributable to such classes of Shares per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter).
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

Tender Offer for Excess Shares
To the extent that in any quarter the number of Shares requested to be repurchased under our share repurchase plan is in excess of the applicable quarterly limit, following the settlement of the plan repurchases, the Board (on the recommendation of the Manager and the Repurchase Committee (see “Item 10. Directors, Executive Officers and Corporate Governance—Committees—Repurchase Committee”)) may determine to conduct a tender offer for additional Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares, Class R-I Shares and Class F Shares that were requested to be repurchased (collectively, “Excess Shares”) at a price approved by the Board, which would be at or about a 10% discount to the most recent NAV available prior to the commencement of the tender offer. For any such tender offer, the number of Excess Shares, if any, that the Manager and Repurchase Committee determine to recommend that the Company offer to purchase will depend on several factors, including the amount of subscriptions received by the Company, the Company’s financial condition and liquidity at such time, the presence of adverse macroeconomic conditions and whether conducting a tender offer for Excess Shares would impose an undue burden on Shareholders who do not tender. Regardless of the recommendation of the Manager, the Board may, or may determine not to, on the recommendation of the Repurchase Committee, cause us to conduct such a tender offer for any given quarter. Any such tender offer would be open to all Shareholders regardless of repurchase requests. In addition, it is anticipated that the conditions of any tender offer would include similar criteria to those set forth above for repurchases under our share repurchase plan and that are outside of the control of the Company. There may be quarters in which we do not make a tender offer, and it is possible that we will not conduct any tender offers at all for an extended period, or at all.
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
Any Early Repurchase Fee will inure to the benefit of the Company. The Company may, from time to time, waive the Early Repurchase Fee in the case of repurchases resulting from death, qualifying disability or divorce. The Early Repurchase Fee will not apply to Investor Shares issued pursuant to the DRIP.
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
Shares will be repurchased at a price equal to the transaction price of the applicable class of Shares being repurchased on the date of such repurchase, which will be equal to the Company’s most recently published Transactional NAV per Share for the applicable class of Shares unless otherwise determined by the Board, on the recommendation of the Repurchase Committee. Shareholders whose Shares are repurchased by the Company will not be entitled to a return of any amount of sales load that was charged in connection with the Shareholder’s purchase of such Shares. To the extent the Company requires the mandatory repurchase of any Shares of any Shareholder, such repurchase will not be subject to the repurchase limits under the share repurchase plan or the Early Repurchase Fee, unless otherwise determined by the Board in its sole discretion.

Emerging Growth Company
We are and will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of the first sale of common equity securities of pursuant to an effective registration statement under the Securities Act of 1933, as amended, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). We cannot predict if investors will find our Shares less attractive because we may rely on some or all of these exemptions.
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
Employees
We did not have any employees as of December 31, 2024. Services necessary for our business are provided by individuals who are employees of KKR pursuant to the terms of the Management Agreement.
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
As of December 31, 2024, we offered eight classes of Investor Shares: Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares. As of January 2, 2025, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares were no longer available for purchase. We may offer additional classes of Investor Shares in the future.
Shares will be offered on a monthly basis at the applicable Transactional NAV (as defined below) per Share (measured as of the end of the immediately preceding month). Class S Shares are subject to a maximum sales load of up to 3.00% of the offering price and may be subject to a dealer-manager fee of 0.50% of the offering price. Certain participating broker-dealers may offer Class S Shares subject to a dealer-manager fee of up to 1.50%, provided that the sum of the sales load and dealer-manager fee will not exceed 3.50% of the offering price. Holders of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares have equal rights and privileges with each other, except that (i) Class D Shares, Class U Shares, Class I Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares do not incur a sales load or dealer-manager fees, (ii) we do not pay any Servicing Fee or Distribution Fee with respect to Class I Shares or Class R-I Shares, (iii) we do not pay any distribution fees with respect to Class R-D Shares or Class D Shares, and (iv) Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares are also subject to a lower Management Fee. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Company Expenses” for information on the Servicing Fee and the Distribution Fee. Class D Shares, Class U Shares, Class I Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares are each not subject to a sales load; however, Shareholders could be required to pay brokerage commissions on purchases and sales of Class D Shares, Class U Shares, Class I Shares, Class R-D Shares, Class R-U Shares or Class R-I Shares to their selling agents. Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares were available for purchase only during the 18-month period following August 1, 2023 (the “Initial Offering”). Shareholders should consult with their selling agents about the sales load and any additional fees or charges their selling agents might impose on each class of Shares.
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
Net Asset Value
Calculation of NAV
The Manager determines the NAV of our Shares monthly. The Manager prepares valuations with respect to each of our assets in accordance with its valuation policies and procedures approved and regularly reviewed by the Board. The Administrator uses the estimated values provided as well as inputs from other sources in its calculation of our monthly NAV per Share. The NAV per Share of each class of the Company’s Shares is determined by dividing the total assets of the Company (including the value of portfolio company holdings, plus cash, interest and distributions accrued but not yet received and other assets) attributable to such class less the value of any liabilities (including accrued expenses or distributions) of such class, by the total number of Shares outstanding of such class. At the end of each month, any change in our NAV (whether an increase or decrease) is allocated among each Share class based on the relative percentage of the previous aggregate NAV for each class, adjusted for issuances and repurchases of Shares that were effective on or after the first calendar day of such month and on or before the last calendar day of such month (for this purpose, the Shares repurchased pursuant to our share repurchase plan are deemed to have been repurchased on the last calendar day of the month immediately preceding the repurchase date). NAV per Share for each class is calculated by dividing the NAV for that class by the total number of outstanding Shares of that class on the reporting date.
Effective January 1, 2025, the Company updated its transactional net asset value (“Transactional NAV”) calculation methodology such that the Company may exclude from the calculation of Transactional NAV as of the relevant valuation date, tax liabilities of certain taxable subsidiaries through which the Company holds portfolio companies that are contingent upon the expected manner of the divestment of the associated underlying portfolio company and are not expected to be recognized by the Company (although the current tax liabilities of any such taxable subsidiaries may be taken into account in determining the fair value of the associated underlying portfolio companies).
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

When making fair value determinations for portfolio companies that do not have readily available market prices, the Manager considers industry-accepted valuation methodologies, primarily consisting of an income approach and market approach. The income approach derives fair value based on the present value of cash flows that a business or asset is expected to generate in the future. The market approach relies upon valuations for comparable companies, transactions or assets, and includes making judgments about which companies, transactions or assets are comparable. In addition, when a definitive agreement has been executed to sell an investment, the Manager generally considers a significant determinant of fair value to be the consideration to be received pursuant to the executed definitive agreement.
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
When making fair value determinations for assets that do not have a reliable, readily available market price, the Manager engages one or more independent valuation firms to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date. The Manager is ultimately responsible for determining the fair value of all applicable investments in good faith in accordance with the Company’s valuation policies and procedures.
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
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with KKR, including the Manager and its affiliates. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interests.”
Available Information
We will file our annual reports containing audited consolidated financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law.
We provide a link on our website to the SEC’s website (www.sec.gov) to access free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. As noted above, the SEC maintains a website (www.sec.gov) that contains such information. Our website at www.kkrpec.com will contain additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this Annual Report on Form 10-K. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us will be routinely accessible thorough and posted on our website at www.kkrpec.com.

Item 1A.    Risk Factors
Shareholders should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. In any such case, the Transactional NAV of our Shares could decline and Shareholders may lose all or part of their investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful. The following risk factors have been organized by category; however, many of the risks are interrelated, and as a result, should be read together to fully understand the risks involved with investing in our securities regardless of whether a cross-reference is included in any particular risk factor to another risk factor.
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

The current regulatory environment in the United States may be impacted by future legislative developments. President Trump’s legislative agenda may include certain regulatory measures for the U.S. financial services industry, changes to tax policies, and the imposition of tariffs and other trade restrictions. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the asset management industry, tax law, immigration policy, environmental protection and/or climate change policies or regulations and/or government entitlement programs could have a material adverse impact on our business and our portfolio companies. More generally, legislative acts, rulemaking, adjudicatory or other activities including in particular by the U.S. Congress, the U.S. Securities and Exchange Commission, the U.S. Federal Reserve Board, the Financial Industry Regulatory Authority, Inc. or other governmental, quasi-governmental or self-regulatory bodies, agencies and regulatory organizations could make it more difficult (or less attractive) for us to achieve our business objectives or for some or all of our portfolio companies to engage in their respective businesses.

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

Finally, a pandemic, epidemic or other public health crisis, such as those caused by new strains of viruses, may occur from time to time, which could adversely impact the Company, KKR, our Joint Ventures and our portfolio companies. It is impossible to predict with certainty the possible future business and economic ramifications arising from public health crisis, pandemic or epidemic, including but not limited to potential adverse impacts on: (i) the NAV of our Shares, (ii) the valuations of our portfolio companies and our financial results, (iii) our and our portfolio companies’ operations, and our and their counterparties, such as suppliers and customers, (iv) our ability to raise capital and complete acquisitions, (v) our ability to successfully exit existing portfolio companies, (vi) the ability of us or our portfolio companies to meet our respective financial obligations, such as principal or interest payment obligations or satisfaction of financial covenants, (vii) workplace, consumer, insurance, contract and other forms of litigation that exposes us, our portfolio companies, suppliers, customers, debtors and other counterparties to risks and claims of a magnitude and nature that we cannot now anticipate, (viii) operational risks, including heightened cybersecurity risk exacerbated by remote work, and (ix) our employees’ well-being, morale and productivity and our ability to retain existing employees and hire new employees needed for our current business or the future growth of our business.

The impact of these conditions may, and likely would, also exacerbate many of the other risks discussed in this Annual Report on Form 10-K.
Geopolitical developments and other local and global events outside of our control can materially and adversely impact us.

Geopolitical developments and other local and global events outside of our control, including trade conflict, sanctions (reciprocal or unilateral), restrictions on foreign direct investment, trade barriers, civil unrest, national and international security events (including the outbreak of war, terrorist acts or other hostilities), can materially and adversely impact our ability to conduct our business as well as our portfolio companies. These risks have increased in both scale and complexity due to intensifying geopolitical competition and conflicts, including the ongoing Russian invasion of Ukraine and unrest in the Middle East, heightened geopolitical competition between China and other major world economies, heightened levels of political populism leading to regulatory volatility, and increased attention to global threats, including climate change. Our acquisition strategies target opportunities globally, and political instability and extremism, conflict, and civil unrest in any region where we have material business operations or portfolio companies may have a material adverse effect on us.
Any escalation in an actual or perceived trade war or barriers to investment between the U.S. and other countries or regions could chill or limit business opportunities, and otherwise negatively affect our business. In addition, intensifying rivalries and conflicts in the Asia-Pacific, Middle East, Europe and globally have created new complexities in the international business environment, including through the imposition of sanctions, national security-motivated regulatory changes, and protectionist policies by certain countries. Occurrence of war or hostilities involving a country in which we have portfolio companies, investors, or otherwise could adversely affect our business.
We may have portfolio companies in a region or a country that is experiencing one of the aforementioned events, and we may also be materially and adversely affected by the occurrence of such events as a result of indirect exposure that our portfolio companies may have through other interconnectivities, including supply chains, commodity prices and general macroeconomic exposure. The value of our portfolio companies can be materially impacted by tariffs, export controls, sanctions, or other governmental actions related to international trade agreements and policies that materially constrain cross-border flows of investment, goods, or data, which have the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by portfolio companies and adversely affect the revenues and profitability of our portfolio companies, including as a result of the potential imposition of tariffs or tariff increases or other trade restrictions between the United States and its major trading partners, including Canada, Mexico, the European Union, and China. Similarly, escalation in tensions between the U.S. (as well as other major economies) and China, the inability of the U.S. and China to reach further trade agreements, the continued use of reciprocal sanctions by each country, or broadening implementation of investment restriction regimes in or related to China, may contribute to a slowing of global economic growth and adversely affect the revenues and profitability of our portfolio companies.
Further, the occurrence of war or hostilities involving a country in which we have portfolio companies or have other interconnectivity could adversely affect the performance of these portfolio companies. Ongoing international conflicts continue to present risks to our business. Beginning in February 2022, the United States, the United Kingdom, the European Union, and other countries significantly expanded or began imposing, and have continued to impose, meaningful sanctions targeting Russia as a result of actions taken by Russia in Ukraine. The conflict and related sanctions and trade restrictions imposed on Russia have significantly exacerbated regional and global economic and political instability, including with respect to oil and gas prices. Additionally, the conflict in the Middle East since October 2023 continues to threaten to destabilize the wider region. We and our portfolio companies will be required to comply with these and potentially additional sanctions and trade restrictions imposed by the United States and by other countries, for which the full costs, burdens, and limitations on our and our portfolio companies’ businesses and prospects are currently unknown and may become significant.

It is not possible to predict the broader or longer-term consequences of geopolitical risks. These conflicts and events could produce adverse effects on macroeconomic conditions, security conditions, currency exchange rates, exchange controls and financial markets, with the potential to impact the revenues and profitability of us and our portfolio companies.
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
These liquidity requirements may be significant. We have unfunded commitments to our portfolio companies. Our commitments to our portfolio companies may require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from sales of Shares to investors. Relatedly, we have entered into the Revolving Credit Agreement with an unaffiliated lender and the Line of Credit with KKR Alternative Assets LLC, an affiliate of KKR. As the lender under the Line of Credit, KKR Alternative Assets LLC may terminate the Line of Credit with respect to any borrower(s) at any time upon delivery of written notice to such borrower(s). Such result could adversely impact our liquidity and our acquisition opportunities. For additional information on the details of this Line of Credit, see “Note 5. Related Party Transactions” to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Line of Credit with KKR.” For additional information on our unfunded commitments to our portfolio companies, see “Note 9. Commitments and Contingencies” to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K.
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
The Company’s ability to own and control portfolio companies in many cases will depend on the availability and terms of any borrowings that are required or desirable with respect to such portfolio companies. For example, from time to time the market for transactions of the type targeted by the Company has been adversely affected by a decrease in the availability of senior or subordinated financings for transactions. A decrease in the availability of financing (or an increase in the interest cost) for leveraged transactions, whether due to adverse changes in economic or financial market conditions or a decreased appetite for risk by lenders, would impair the Company’s ability to consummate these transactions and would adversely affect the Company’s returns.
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
Through certain wholly owned subsidiaries, the Company has entered into the Revolving Credit Agreement with an unaffiliated lender and the Line of Credit with a KKR affiliate. In addition to the Revolving Credit Agreement and the Line of Credit, the Company’s subsidiaries and affiliates may borrow on a secured or unsecured basis and guarantee obligations, in each case on a joint, several, joint and several or cross-collateralized basis with, or for the benefit of, any portfolio company, co-investment vehicles and KKR Vehicles, at any time and for any proper purpose relating to the activities of the Company, including, without limitation, to acquire portfolio companies and refinance its existing portfolio companies and to increase deployment capacity or pay fees and expenses. The Company may, in the sole discretion of the Manager, also incur debt to facilitate repurchase requests. Such use of leverage generally magnifies the Company’s opportunities for gain and its risk of loss from a particular portfolio company. The cost and availability of leverage is highly dependent on the state of the broader credit markets (and such credit markets may be impacted by regulatory restrictions and guidelines), which state is difficult to accurately forecast, and at times it may be difficult to obtain or maintain the desired degree of leverage. The Company expects to incur leverage at the Company level and at the portfolio company level, including in connection with certain transactions, and such leverage may fluctuate depending on market conditions. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the portfolio companies purchased or carried. The Company may, either directly or through another entity, also use loans or other indebtedness to finance certain acquisitions of indebtedness or equity in a portfolio company, which loans or other indebtedness may not be indebtedness of the Company. Gains realized with borrowed funds may cause the Company’s returns to be higher than would be the case without borrowings. If, however, portfolio company performance fails to cover the cost of borrowings, the Company’s returns could also decrease faster than if there had been no borrowings. Further, such leverage will increase the exposure of a portfolio company to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the portfolio company. If the Company defaults on secured indebtedness, the lender may foreclose and the Company could lose its entire investment in the security for such loan. In connection with one or more credit facilities entered into by the Company, distributions to Shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby. Further, to the extent income received from portfolio companies is used to make interest and principal payments on such borrowings, Shareholders may be allocated income, and therefore tax liability, in excess of cash received by them in distributions. The presence of leverage substantially increases the risk profile of the Company and its portfolio companies.
The Company’s entry into such other lines of credit or other credit facility(ies) may also result in the Company being required to contribute amounts in excess of its pro rata share of a borrowing to make up for any shortfall if such KKR Vehicles are unable to repay their pro rata share of such indebtedness. In such case, it is expected that the Company and the KKR Vehicles would enter into a back-to-back or other similar reimbursement agreement. In addition, it is anticipated that any such credit facility will contain a number of common covenants that, among other things, might restrict the ability of the Company to: (i) acquire or dispose of assets or businesses; (ii) incur additional portfolio company level indebtedness; (iii) make capital expenditures; (iv) make cash distributions; (v) create liens on assets; (vi) enter into leases or acquisitions; (vii) engage in mergers or consolidations; (viii) process subscriptions; (ix) consent to transfers of interests in the Company or repurchase Shares; (x) make amendments to the governing documents of the Company; or (xi) engage in certain transactions with affiliates, and otherwise restrict corporate activities of the Company (including its ability to acquire additional acquisitions, businesses or assets, certain changes of control and asset sale transactions) without the consent of the lenders. Also, such a credit facility would likely require the Company to maintain specified financial ratios and comply with tests, including minimum interest coverage ratios, maximum leverage ratios, minimum net worth and minimum equity capitalization requirements. With respect to any asset-backed facility entered into by the Company (or an affiliate thereof), a decrease in the market value of the Company’s portfolio companies would increase the effective amount of leverage and could result in the possibility of a violation of certain financial covenants or financial ratios pursuant to which the Company must either repay the borrowed funds to the lender or suffer foreclosure or forced liquidation of the pledged assets. The Company may incur indebtedness under such credit facility that bears interest at a variable rate. Economic conditions could result in higher interest rates, which could increase debt service requirements on variable rate debt and could reduce the amount of cash available for various Company purposes.
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
We may be adversely impacted by a downgrade to the U.S. credit rating.
Financial services companies, including certain credit rating agencies, have in the past and may in the future lower their long-term sovereign credit rating on the United States. Any such downgrade could have a material adverse impact on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the Company’s financial condition and liquidity, including as a result of increased interest rates, which may have an adverse impact on the cost of our borrowing costs and the valuations of our portfolio companies, and increased volatility in the global financial markets. The ultimate impacts on global markets and the Company’s business, financial condition and liquidity are unpredictable and may not be immediately apparent.
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
Ongoing changes to the regulation of the derivatives markets and potential changes in the regulation of funds using derivative instruments could limit the Company’s ability to pursue its strategies. New regulation of derivatives may make them more costly, or may otherwise adversely affect their liquidity, value or performance.
We may experience trade errors.
A trade error is generally defined as an error in the placement, execution, or settlement of a trade for a client, whether by an agent of the Company or its subsidiaries, a member of the KKR Group or a third party. Trade errors are evaluated on a case-by-case basis. Trade errors might include, for example, failure to recognize the existence of one or more financial instruments held by the Company (resulting in, among other things, duplicative transactions that have an unintended economic effect on the Company), keystroke errors that occur when entering trades into an electronic system, typographical or drafting errors related to derivatives contracts or similar or other agreements or other errors that the KKR Group, in its discretion, designates as a trade error.
Shareholders should assume that trade errors will occur; however, the KKR Group, the Company, the Manager and their respective affiliates will generally not be responsible for any losses resulting from any trade errors made by the KKR Group or a third party in respect of acquisitions made by the Company or any other KKR Vehicle as a result of ordinary negligence, except to the extent such parties are liable pursuant to the governing documents of the Company or such other KKR Vehicle.
From time to time, the KKR Group could elect to voluntarily reimburse the Company for losses suffered as a result of certain trade errors. However, Shareholders should not expect that a reimbursement to the Company in respect of a trade error will ever take place, and, in evaluating the Company, no decisions should be made in reliance on the expectation of such reimbursements. Any decision to reimburse is not precedential and should not create the expectation of any reimbursement in the future. The KKR Group will have certain conflicts of interest when determining whether losses resulting from a trade error are required to be borne by the Company. Generally, in determining whether the KKR Group acted or failed to act in a manner exceeding ordinary negligence, the Manager will evaluate and consider, among other things, the adequacy of the supervisory procedures in place to prevent such errors from recurring with any frequency.
Where relevant in connection with any trade error, the Manager and the KKR Group will evaluate the merits of potential claims for damage against brokers and counterparties who are at fault and, to the extent practicable, could seek to recover losses from those parties. The Manager and the KKR Group could, however, choose to forego pursuing claims against brokers and counterparties on behalf of the Company for any reason, including, but not limited to, the cost of pursuing claims relative to the likely amount of any recovery and the maintenance of its business relationships with brokers and counterparties. The Manager’s and the KKR Group’s own execution and operational staff could be solely or partly responsible for errors in placing, processing, and settling trades that result in losses to the Company.
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
Regulatory Agencies often have considerable discretion to change or increase regulation of the operations of a portfolio company or to otherwise implement laws, regulations, or policies affecting its operations (including, in each case, with retroactive effect), separate from any contractual rights that the Regulatory Agencies’ counterparties have. Accordingly, additional or unanticipated regulatory approvals or reviews, including, without limitation, renewals, extensions, transfers, assignments, reissuances or similar actions, could be required to acquire a portfolio company, and additional approvals or reviews could become applicable in the future due to, among other reasons, a change in applicable laws and regulations or a change in the relevant portfolio company’s activities. There can be no assurance that a portfolio company will be able to: (i) obtain all required regulatory approvals that it does not yet have or that it could require in the future; (ii) obtain any necessary modifications to existing regulatory approvals; or (iii) maintain required regulatory approvals. Delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility owned by a portfolio company, the completion of a previously announced acquisition or sale to a third party or could prevent operation of a facility owned by a portfolio company, the completion of a previously announced acquisition or sale to a third party, or could otherwise result in additional costs and material adverse consequences to a portfolio company and our business.
For example, acquisitions of portfolio companies by the Company are subject to various antitrust, merger control and similar laws and are subject to regulation and enforcement by the U.S. Federal Trade Commission (the “FTC”), the U.S. Department of Justice (the “DOJ”) and regulators in foreign countries. These laws and regulations can impose material costs or delays with respect to prospective acquisitions and/or prevent the consummation of acquisitions in certain instances. It is possible that the Company or one or more of its portfolio companies could be required to divest assets as a condition to approval of a given acquisition, or could be forced to divest an asset after it is acquired in certain circumstances. In evaluating the approach to take in the foregoing or similar circumstances, the Manager will take into account both the interests of the Company and potentially other KKR Vehicles, which could result in conflicts of interest. There is no guarantee that any such conflicts will be resolved in a manner that is favorable to the Company or that decisions made in order to address relevant rules and regulations will not have an adverse impact on the Company or its portfolio companies. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest—No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities.”
Additionally, on October 10, 2024, the FTC announced significant changes to the Premerger Notification and Report Form and associated instructions as well as to the premerger notification rules implementing the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”). These changes, as well as increased bipartisan focus on antitrust regulation and enforcement more generally, could adversely impact the ability of the Company to make acquisitions or retain its portfolio companies (or the associated costs) and could also adversely impact the operations of portfolio companies, including potentially required divestment of or by portfolio companies or portions thereof.
Regulatory Agencies could also be influenced by political considerations and could make decisions that adversely affect a portfolio company’s business. There can be no assurance that the relevant government will not legislate, impose regulations, or change applicable laws, or act contrary to the law in a way that would materially and adversely affect the business of a portfolio company. The profitability of certain types of acquisitions might be materially dependent on government subsidies being maintained. Reductions or eliminations of such subsidies would likely have a material adverse impact on relevant acquisitions by us. See “—We have acquired, and may in the future acquire, portfolio companies involved in heavily regulated industries.”
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
The Iran Threat Reduction and Syrian Human Rights Act of 2012 expanded the scope of U.S. sanctions against Iran and requires public reporting companies to disclose in their annual or quarterly reports certain dealings or transactions the company or its affiliates “knowingly” engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain OFAC sanctions. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

The U.S. government has also implemented and expanded a number of economic and trade sanctions programs and export controls that target Chinese entities and nationals on national security grounds and has imposed restrictions on acquiring and retaining interests in the securities of certain Chinese entities. These initiatives target, for example, entities associated with the Chinese government’s response to political demonstrations in Hong Kong, the Chinese government’s treatment of Uighurs and other ethnic minorities, the Chinese government’s capabilities to conduct surveillance on its own population and internationally, and more broadly the capabilities of the Chinese military, paramilitary, security and police forces, among other things. The U.S. has also enacted rules aimed at restricting China’s ability to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors, as well as expanded export control laws to reach additional items produced outside of the United States, restricted the ability of U.S. persons to support the development or production of integrated circuits at certain semiconductor fabrication facilities in China, and added new license requirements for certain items destined for China. In return, China has issued rules and laws to counteract the impact of foreign sanctions on Chinese persons by enabling Chinese citizens, legal persons, and other organizations to seek remedies as a result of prohibitions or restrictions on normal economic, trade, and related activities with persons of other countries, and authorized the imposition of countermeasures such that a company that complies with U.S. sanctions against a Chinese entity may then face penalties in China. China has also instituted tariffs on certain U.S. goods and may impose additional tariffs on U.S. products in the future. For example, in 2023, China restricted the export of gallium and germanium products, which are used in the fabrication of microchips, and may impose additional export restrictions in the future.

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
In addition, the U.S. and many non-U.S. countries have laws designed to protect national security or to restrict foreign direct investment. For example, under the U.S. Foreign Investment Risk Review Modernization Act (“FIRRMA”), the Committee on Foreign Investment in the United States (“CFIUS”) has the authority to review, block or impose conditions on investments by non-U.S. persons in U.S. companies or real assets deemed critical or sensitive to the United States. See “—Risks Related to Our Structure—We could be subject to review and approval by CFIUS or other regulatory agencies resulting in limitations or restrictions on our acquisitions and joint ventures.” Many non-U.S. jurisdictions have similar laws. For example, pursuant to an EU-wide requirement, most EU Member States now have a foreign investment screening mechanism in place or have initiated a consultative or legislative process expected to result in the adoption of such mechanisms or amendments to existing mechanisms. The EU has adopted a regulation aimed at regulation of foreign subsidies that could distort the internal EU market. Additionally, certain transactions in Australia are subject to review by the Foreign Investment Review Board; transactions in the UK must comply with the National Security and Investment Act 2021; and transactions in China must comply with the Measures for the Security Review of Foreign Investment. In addition, during 2022, Japan enacted economic security legislation to protect Japanese national security from adverse economic activities, focusing in particular on protecting sensitive industry sectors, such as semiconductors, rare earths, infrastructure, as well as research and development of defense and dual-use technologies. Beginning in February 2022, the United States and other countries imposed sanctions targeting Russia as a result of actions taken by Russia in Ukraine.
More recently, in October 2024, the U.S. Department of Treasury issued a final rule pursuant to a U.S. presidential executive order establishing an outbound investment screening regime restricting certain investments by U.S. persons in advanced technology sectors in jurisdictions designated as a “country of concern” (presently China, Hong Kong, and Macau). Other countries may adopt similar outbound investment restrictions in the future. Additionally, certain U.S. states have enacted their own state-level restrictions on Chinese investments. A number of U.S. states have or may in the future implement laws prohibiting or otherwise restricting the acquisition of interests in certain real property located in the state by foreign persons. These laws may impact the ability of non-U.S. limited partners to participate in certain of our acquisition strategies.
Further, in December 2024, the DOJ finalized a rule with phased-in compliance for U.S. persons, including us, beginning in April 2025 which will impose data security requirements, such as meeting certain standards for cybersecurity, adopting cybersecurity policies, conducting cybersecurity audits and performing due diligence and recordkeeping requirements, on, and prohibit the transfer of, and access to, bulk sensitive personal data to foreign persons connected with certain countries of concern which currently includes China, Hong Kong, Macau, Cuba, Iran, North Korea, Russia, and Venezuela.
Under the laws described above, governments have the authority to impose a variety of actions, including requirements for the advance screening or notification of certain transactions, blocking or imposing conditions on certain transactions, limiting the size of foreign equity investments or control by foreign investors, and restricting the employment of foreigners as key personnel. These actions could limit our ability to find suitable portfolio companies, cause delays in consummating transactions, result in the abandonment of transactions, and impose burdensome operational requirements on our portfolio companies. These laws could also negatively impact our ability to attract investors and syndication activities by causing us to exclude or limit certain investors in us or co-investors for our transactions. Moreover, these laws may make it difficult for us to identify suitable buyers for our portfolio companies that we want to exit and could constrain the universe of exit opportunities generally. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us or our portfolio companies to comply with them could expose us to significant penalties, sanctions, loss of future acquisition opportunities, additional regulatory scrutiny, and reputational harm.

We are subject to focus by some of our Shareholders, regulators and other stakeholders on sustainability matters.
Some Shareholders, regulators and other stakeholders are increasingly focused on sustainability matters, such as climate change and environmental stewardship, human rights, support for local communities, corporate governance and transparency, or other environmental- or social-related areas. Certain Shareholders and other stakeholder groups have also increased their activism and scrutiny of asset managers’ approaches to considering sustainability matters as part of their investment management decision-making, including by urging companies to take (or refrain from taking) certain actions that could adversely impact the value of our Shares and at times, have conditioned future capital commitments on such actions. Further, a growing number of states having enacted or proposed policies, legislation, issued related legal opinions and engaged in related litigation regarding sustainability matters. Increased focus and activism related to sustainability matters may constrain our capital deployment opportunities. Similarly, current and prospective investors may use third-party benchmarks or scores to measure our responsible investment practices and to decide whether to invest in our Shares, and failure to meet their standards may materially and adversely affect us.
There can be no assurance that we will be able to accomplish any sustainability-related goals or commitments that we have announced or may announce in the future, as such statements are, or reflect, estimates, aspirations and/or expectations only at the time of announcement. More broadly, there can be no assurance that the Manager’s responsible investment policies and procedures will remain unchanged because the Manager continuously reviews its approach to these issues. Thus, such policies and procedures could change, even materially, or may not be applied to a particular portfolio company. We and the Manager may determine at any time that it is not feasible or practical to implement or complete certain sustainability-related initiatives, policies, and procedures based on considerations relating to particular business, regulatory, policy, geopolitics, cost, timing, or other factors. Growing interest on the part of Shareholders and regulators in sustainability factors and increased demand for, and scrutiny of, sustainability-related disclosure, have also increased the risk that we or the Manager could be perceived as, or accused of, making inaccurate or misleading statements regarding these matters. The occurrence of any of the foregoing could have a material and adverse impact on us, including on our reputation.
Although we view our sustainability approach as a tool for value creation and value protection, different stakeholder groups have divergent views on the merits of integrating sustainability considerations into our operations. This divergence exists across the jurisdictions and localities of our portfolio companies, which may result in conflicting sustainability-related regulations and legal frameworks that increase compliance costs and our risk of non-compliance. The increased regulatory and legal complexity and heightened risk of public scrutiny could impact our reputation and lead to increased inquiries, investigations, challenges by federal or state authorities, and reactive stakeholder engagements.
Additionally, our business could be adversely affected if we or our portfolio companies fail to comply with applicable sustainability-related regulations. If regulators enact new rules, disagree with our sustainability procedures or standards, or require methodology that is different from our current practice, it may materially and adversely affect us in various ways, including the incurrence of significant compliance costs and an increase in the risk of litigation and regulatory action. There has also been increased regulatory focus on the sustainability-related practices of companies, including in relation to improving transparency regarding the definition, measurement and disclosure of sustainability factors. Further, there are many recently proposed and final sustainability rules, regulations, priorities and enforcement actions that may materially and adversely affect us.
Globally, a lack of harmonization in relation to sustainability-related legal rules, regulations, priorities and enforcement across the jurisdictions in which we operate may affect our future implementation of, and compliance with, rapidly developing sustainability standards and requirements. Additionally, collecting, measuring, and reporting sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards and can present numerous operational, reputational, financial, legal and other risks. Compliance efforts raise a number of challenges and may place strain on the Manager’s personnel, systems and resources, and we may incur significant compliance costs. Generally, we expect Shareholder demands and the prevailing legal and regulatory environment to require us to devote additional resources to sustainability matters, including in our review of prospective portfolio companies and management of existing portfolio companies, which will increase our expenses. Additionally, failure to comply with such rules or meet Shareholder expectations may adversely affect our business and reputation, and negatively impact our ability to raise capital and the NAV of our Shares.
Artificial intelligence could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.

The use of artificial intelligence by us and others, and the overall adoption of artificial intelligence throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our businesses. There is substantial uncertainty about the extent to which artificial intelligence will result in dramatic changes throughout the world, and we may not be able to anticipate, prevent, mitigate, or remediate all of the potential risks, challenges, or impacts of such changes. These changes could potentially disrupt, among other things, our business models, investment strategies, operational processes, and our ability to identify and hire employees. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on artificial intelligence, to address investor demands or improve operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.
We may use artificial intelligence and other quantitative analysis tools and models, developed by us or third-party service providers, to inform certain of our decisions. Such technology, analysis and models are highly complex and subject to limitations and risks that have the potential to adversely impact us to the extent that we rely on artificial intelligence. If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of artificial intelligence is incomplete, inadequate or biased in some way, the performance of our business or portfolio companies could suffer. In addition, we analyze data through different means, including manual reviews, automated rules as well as the use of artificial intelligence and machine-learning technologies to better manage our business. Recent technological advances in artificial intelligence and machine-learning technology both present opportunities and pose risks to us. Data in technology that uses artificial intelligence may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our businesses. Our personnel or the personnel of our service providers could, without being known to us, improperly utilize artificial intelligence and machine learning technology while carrying out their responsibilities. This could reduce the effectiveness of artificial intelligence technologies and adversely impact us and our operations to the extent that we rely on the work product of such artificial intelligence in such operations.
There is also a risk that artificial intelligence may be misused or misappropriated by our employees or third parties engaged by us. For example, a user may input confidential information, including material non-public information or personally identifiable information, into artificial intelligence applications, resulting in such information becoming a part of a dataset that is accessible by third party technology applications and users, including our competitors. If we or third-party developers whose artificial intelligence we utilize do not have sufficient rights to use the data or other material relied upon by such developers, we also may incur liability through the alleged violation of applicable laws and regulations, third-party intellectual property, data privacy, or other rights, or contractual obligations. Further, we may not be able to control how third-party artificial intelligence that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data, unavoidable deficiencies in the practices associated with data collection, training AI technology on large data sets, and big data analytics and difficulties validating data, could have an adverse impact on our reputation and could subject us to legal and regulatory investigations or actions or create competitive risk.
Regulators are also increasing scrutiny and considering, and in some cases enacting, regulation of the use of artificial intelligence technologies, including regarding the use of "big data," diligence of data sets and oversight of data vendors. The use of artificial intelligence by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of artificial intelligence. In April 2023, the FTC, DOJ, Consumer Financial Protection Bureau, and Equal Employment Opportunity Commission released a joint statement on artificial intelligence, demonstrating their interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. Such enforcement has included “sweeps” by the FTC focused on unfair or deceptive practices by companies purporting to use artificial intelligence in their operations or selling artificial intelligence products that may be used to mislead or deceive consumers. Existing laws and regulations may be interpreted in new ways, which would affect the way in which we or our portfolio companies use artificial intelligence and machine-learning technology. In January 2025, the U.S. Department of Commerce’s Bureau of Industry and Security issued a rule requiring licenses to export certain closed-weight AI models and advanced computing integrated circuits beginning on May 15, 2025. In addition to the U.S. regulatory framework, in August 2024, the EU finalized a new regulation on artificial intelligence (the "EU AI Act"), parts of which are currently in effect and other which are slated to take effect from late 2026. The EU AI Act is a legal framework, which governs the development and deployment of artificial intelligence placed on the EU market, used in the EU, or where the output is used or intended to be used within the EU. The framework bans certain uses of artificial intelligence outright based on its risk and impose material obligations on both the providers and deployers of certain other artificial intelligence activities. The fine threshold for non-compliance is expected to be 35 million euros or 7% of total annual worldwide turnover, whichever is higher, and regulators are expected to have powers to remove non-compliant products from the EU market. Other jurisdictions, such as Canada with its Artificial Intelligence and Data Act and Brazil with its AI Legal Framework, have either implemented or are also considering similar legal frameworks. Once effective, regulations relating to artificial intelligence may expand our compliance obligations and impact our business or the business of our portfolio companies.

In addition, the use of artificial intelligence by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of artificial intelligence. There has been increased scrutiny, including from global regulators, regarding the use of “big data,” diligence of data sets and oversight of data vendors. Our ability to use data to gain insights into and manage our business may be limited in the future by regulatory scrutiny and legal developments.
Conflicts between KKR or its affiliates and the Company regarding syndication of portfolio companies and warehousing may not be resolved in favor of the Company.
KKR, KKR Vehicles, or affiliates or related parties of the foregoing or other parties (including, for the avoidance of doubt, any bank warehouse, which may be structured as a securitization, a total return swap, junior and/or “first loss” notes, the price of which will be linked to the value of the underlying assets, or otherwise, which in each case may be guaranteed financed or partially financed by any of the foregoing) could acquire an asset as principal and subsequently sell some or all of it to the Company, KKR Vehicles or co-investors in an affiliate or related party transaction. Similarly, the Company may acquire a portfolio company and subsequently syndicate, or sell some or all of it, to KKR, KKR Vehicles, co-investors, or affiliates or related parties of the foregoing or other third parties, notwithstanding the availability of capital from the Shareholders and other investors thereof or applicable credit facilities (each such portfolio company a “Warehoused Asset”). While it intends to transfer Warehoused Assets at cost, the Manager may cause these transfers to be made at cost, or cost plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer, notwithstanding that the fair value of any such portfolio company may have declined below or increased above cost from the date of acquisition to the time of such transfer. The Manager may also determine another methodology for pricing these transfers, including fair value at the time of transfer. It may be possible that the Company acquires transferred portfolio companies at above fair value, and/or separately sells such portfolio companies at below fair value. The Company and any Controlled Portfolio Company (defined below) of the Company shall not consummate any sale of a portfolio company to, or acquisition of a portfolio company from KKR, any KKR Vehicle, any of their respective Affiliates or any Controlled Portfolio Company unless such transaction (A) is on terms no less favorable to the Company than could have been obtained on an arm’s length basis from an unrelated third party and (B) has been approved in advance by (x) the Executive Committee and (y) Special Approval (defined below). “Controlled Portfolio Company” means a portfolio company of any KKR Vehicle of which the KKR Vehicle (together with KKR or any other KKR Vehicles) holds a majority of the outstanding voting equity, has the right to appoint a majority of the board members (or equivalent managers) or otherwise has the right to exercise majority control by contract. Also, the Manager may charge fees on these transfers to either or both of the parties. The Manager or its affiliates may retain any portion of a portfolio company initially acquired by them with a view to syndication to co-investors or other potential purchasers to the extent such portion has not been syndicated after reasonable efforts to do so. As part of structuring such syndication and warehousing arrangements, the Manager may require the Company and KKR Vehicles to enter into conditional purchase agreements, where the Company and/or KKR Vehicles agree to acquire future Warehoused Assets: (i) prior to their original acquisition; and (ii) prior to the Company and KKR Vehicles having the requisite available capital to acquire such assets, in each case with such sale being conditional upon the Company and/or KKR Vehicles (as the case may be) having sufficient available capital in order to acquire the relevant Warehoused Assets. Conflicts of interest are expected to arise in connection with these potential warehousing arrangements and any related affiliate transactions, including with respect to timing allocations of portfolio companies to such warehousing, structuring, pricing and other terms of the transactions related thereto. For example, KKR will have a conflict of interest if KKR were to receive fees, including an incentive allocation, from a KKR Vehicle acquiring from or transferring to the Company all or a portion of a portfolio company. In addition, since KKR Vehicles are expected to have investment time horizons, liquidity needs and/or target returns that differ from those of the Company, there can be no assurance that such KKR Vehicles will dispose of any such investment at the same time or on the same terms as the Company.
These conflicts related to syndication of portfolio companies and warehousing will not necessarily be resolved in favor of the Company, and Shareholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts. By subscribing for Shares, Shareholders will be deemed to approve the syndication of portfolio companies and warehousing to the extent the terms of such transactions are (A) on terms no less favorable to the Company than could have been obtained on an arm’s length basis from an unrelated third party and (B) have been approved in advance by (x) the Executive Committee and (y) Special Approval.

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
We have acquired, and may in the future acquire, portfolio companies through follow-on and secondary transactions with existing holders of interests in individual portfolio companies or commingled funds, which could result in different return profiles, certain conflicts of interest and increased costs.

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

In a secondary transaction, the Company’s acquisition of a portfolio company interest from certain KKR Vehicles and/or KKR “clients” as defined under the Advisers Act may entail a Cross Transaction (defined below). See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest—Cross Transactions.” Moreover, the Company’s acquisition of a portfolio company interest through a secondary transaction from a KKR Vehicle and/or advisory client of KKR could raise conflicts related to the Manager’s allocation and structuring of acquisition opportunities for the Company. The Manager’s incentive to earn fees related to the Company’s purchase of the portfolio company interest from a KKR Vehicle and/or advisory client of KKR could also raise a conflict of interest. See also “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest—No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities.” While we have established procedures put in place to mitigate conflicts of interest and other related concerns, which includes, among other things, approval by the independent directors of the Board, there is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, KKR and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.
The Manager may also pursue acquisition opportunities in commingled funds, including through secondary transactions. In such instances, the Company will have limited or no control or say with respect to the deployment of capital into specific portfolio companies or the timing of exits with respect to the underlying portfolio companies. Moreover, the overall performance of the Company’s secondary investments will depend in large part on the acquisition price paid, which may have been negotiated based on incomplete or imperfect information. Certain secondary investments may have been purchased as a portfolio, and in such cases, the Company may not have been able to carve out from such purchases those investments that the Manager considered (for commercial, tax, legal or other reasons) less attractive. Where the Company acquired a limited partner interest in a commingled fund as a secondary investment, the Company will generally not have the ability to modify or amend such fund’s constituent documents (e.g., limited partnership agreements) or otherwise negotiate the economic terms of the interests being acquired. Moreover, such commingled fund may have acquired contingent liabilities associated with such interest. Specifically, where the seller received distributions from the relevant fund and, subsequently, that fund recalls any portion of such distributions, the Company (as the purchaser of the interest to which such distributions are attributable) may be obligated to pay an amount equivalent to such distributions to such fund. While the Company may be able, in turn, to make a claim against a third-party seller of the interest for any monies so paid to the fund, there can be no assurance that the Company would have such right or prevail in any such claim. See “Item 1. Business—Acquisition Strategies.”

We may make a limited number of acquisitions, or acquisitions that are concentrated in certain portfolio companies or geographic regions, which could negatively affect our performance to the extent those concentrated holdings perform poorly.
We may make a relatively limited number of acquisitions, and, as a consequence, our aggregate return could be substantially adversely affected by the unfavorable performance of even a single acquisition. Furthermore, although we could make an acquisition with the intent to syndicate a portion of the capital invested, there is a risk that any such planned syndication may not be completed, which could result in the Company holding a larger percentage of its NAV in a single acquisition than desired and could negatively affect our performance returns. It is also possible that our acquisitions will be concentrated in a limited number of sectors and geographies.
Other than as set forth in “Item 1. Business—Acquisition Strategies,” there are no requirements as to the degree of diversification of our acquisitions, either by size, geographic region, asset type or sector. Although we intend to have certain diversification limitations, to the extent our acquisitions are concentrated in a particular market, our portfolio may become more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular market. If we are unable to sell, assign or otherwise syndicate out positions in portfolio companies that we hold that are greater than our target positions, we will be forced to hold our excess interest in such acquisitions for an indeterminate period of time. This could result in our acquisitions being over-concentrated in certain assets or companies. During periods of difficult market conditions or economic slowdown in certain regions and in countries, the adverse effect on us could be exacerbated by the geographic concentration of our acquisitions. We may seek to make several acquisitions in certain regions or sectors within a short period of time. To the extent that our acquisitions are concentrated in a particular company, investment or geographic region, our acquisitions will become more susceptible to fluctuations in value resulting from adverse economic or business conditions with respect thereto. Although we may acquire portfolio companies on a broad basis, our diversification by geographical region is limited. In determining the primary location of a portfolio company, the Manager may consider the location of the assets associated with the portfolio company, the type of transaction, the structure of the portfolio company (which for all purposes includes security, property and/or other assets we acquire), the source and currency of the revenue generated by the portfolio company, and any other factors that the Manager determines in good faith are applicable under the circumstances. For the Company to achieve attractive returns, it might be the case that one or a few of its acquisitions need to perform very well. There are no assurances that this will be the case. In addition, we are expected to form Joint Ventures with one or more KKR Vehicles. To the extent that a Shareholder is also an investor in any such KKR Vehicles that form Joint Ventures with us for a particular acquisition, such Shareholder’s exposure to and risk of loss with respect to such acquisition will be further concentrated.
We have acquired, and may in the future acquire, portfolio companies involved in heavily regulated industries.
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
We have acquired, and may in the future acquire, portfolio companies subject to commodity price risk and energy industry market dislocation.
We have acquired, and may in the future acquire, portfolio companies that are subject to commodity price risk. The operation and cash flows of any portfolio company could depend, in some cases to a significant extent, upon prevailing market prices of commodities, including, for example, commodities such as oil, gas, coal, electricity, steel or concrete. Commodity prices fluctuate depending on a variety of factors beyond the control of the Company or the Manager, including, without limitation, weather conditions, foreign and domestic supply and demand, force majeure events, pandemics, changes in laws, governmental regulations, price and availability of alternative commodities, international political conditions and overall economic conditions.
For example, the COVID-19 pandemic, along with recent events in the energy markets caused significant dislocations and illiquidity in the equity and debt markets for energy companies and related commodities. To the extent that such events are not temporary and continue (or even worsen), this could have an adverse impact on certain portfolio companies and could lead to an overall weakening of the U.S. and global economies, which could adversely affect the financial resources of and returns generated by portfolio companies in this sector and such adverse effect could continue for a sustained period of time. Such marketplace events could also restrict the ability of the Company to sell or liquidate certain portfolio companies at favorable times or for favorable prices. There can be no assurance as to the duration of any perceived market dislocation.
We have acquired, and may in the future acquire, portfolio companies that may be exposed to interest rate risk, meaning that changes in prevailing market interest rates could negatively affect the value of such portfolio companies.
Factors that can affect market interest rates include, without limitation, inflation, deflation, slow or stagnant economic growth or recession, unemployment, money supply, governmental monetary policies, international disorders and instability in domestic and foreign financial markets. There could be significant unexpected movements in interest rates, which movements could have adverse effects on portfolio companies and the economy as a whole. In light of the foregoing, and more generally, we expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other, which could adversely affect our performance. We may seek to hedge interest rate risk of our portfolio companies.
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
We have acquired, and may in the future acquire, portfolio companies involved in the health care sector, which is subject to risks of changes in government policies, regulatory approval and continual regulatory review.
We have acquired, and may in the future acquire, portfolio companies in the health care sector. Acquiring early-stage health care companies involves substantial risks, including, but not limited to, the following: limited operating histories and limited experience instituting compliance policies; rapidly changing technologies and the obsolescence of products; change in government policies and governmental investigations; potential litigation alleging negligence, products liability torts, breaches of warranty, intellectual property infringement and other legal theories; extensive and evolving government regulation; disappointing results from preclinical testing; indications of safety concerns; insufficient clinical trial data to support the safety or efficacy of the product candidate; difficulty in obtaining all necessary regulatory approvals in each proposed jurisdiction; inability to manufacture sufficient quantities of the product candidate for development or commercialization in a timely or cost-effective manner; and the fact that, even after regulatory approval has been obtained, the product and its manufacturer are subject to continual regulatory review, and any discovery of previously unknown problems with the product or the manufacturer could result in restrictions or recalls. Many of these companies will operate at a loss, or with substantial variations in operating results from period to period. In addition, many of these companies will need substantial additional capital to support additional research and development activities. Such companies may face intense competition in the health care industry from companies with greater financial resources, more extensive research and development capabilities and a larger number of qualified managerial and technical personnel. In addition, our portfolio companies or the significant customers or counterparties of such portfolio companies may only have one product under development and portfolio companies that focus on advancing a single asset through one or more clinical trials or regulatory approvals are somewhat binary in nature. If a company is dependent on that one product, the consequences of such failure could be devastating to the prospects of such company, which in turn could negatively affect our performance. Each of these risks could have a material adverse effect on our portfolio companies.
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
We have acquired, and may in the future acquire, portfolio companies experiencing or expected to experience financial difficulties, or that otherwise may become distressed, which may ultimately cause such portfolio companies to become subject to bankruptcy proceedings.
We have acquired, and may in the future acquire, portfolio companies that are experiencing or are expected to experience financial difficulties. These financial difficulties might never be overcome and ultimately might cause such portfolio company to become subject to bankruptcy, restructuring or insolvency proceedings. Such portfolio companies could, in certain circumstances, subject us to certain additional potential liabilities that exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor could have its claims subordinated or disallowed or could be found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, payments to us and our payments to the Shareholders could be reclaimed if any such payment is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, acquisitions in companies undergoing restructuring can be adversely affected by local statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims.
A portfolio company could become involved in a reorganization, bankruptcy or other proceeding. In any such event, we could lose our entire holdings, could be required to accept cash or securities or assets with a value less than our original holdings and/or could be required to accept payment over an extended period of time.
A portfolio company that becomes distressed or any distressed asset received by us in a restructuring would require active monitoring and could, at times, require participation in business strategy or reorganization proceedings by the Manager. Involvement by the Manager in a company’s reorganization proceedings could result in the imposition of restrictions limiting our ability to liquidate our position therein. Bankruptcy, restructuring or insolvency proceedings involve a number of significant risks. Many of the events within such proceedings are adversarial and often beyond the control of the creditors and equity owners in the relevant company. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy, insolvency or other applicable court or judge would not approve actions which are contrary to our interests, particularly in those jurisdictions which give a comparatively high priority to preserving the debtor company as a going concern, or to protecting the interests of either creditors with higher ranking claims in bankruptcy or of other stakeholders, such as employees.
Generally, the duration of a bankruptcy or insolvency proceeding or a financial restructuring process can only be roughly estimated. Depending on the jurisdictions concerned, the reorganization of a portfolio company acquired by the Company could involve the development and negotiation of a restructuring plan which will need to be approved by the requisite majority of creditors and, potentially, sanctioned by the relevant court or regulatory body. This process could involve substantial legal, professional and administrative costs to the portfolio company and resolution of the treatment of the Company’s interest in the portfolio company could be subject to unpredictable and lengthy delays, particularly in jurisdictions which do not have sophisticated insolvency legislation or specialized insolvency courts or judges and/or could have a higher risk of political interference in insolvency proceedings or restructuring processes, all of which could have adverse consequences for the Company. Following the onset of financial distress, a portfolio company’s competitive position and professional reputation could be negatively impacted, key management could depart, the portfolio company may not be able to invest adequately, and key contracts and licenses could be terminated or renegotiated on less favorable terms, potentially leading to considerable impairment of that company’s business, a risk which is increased by the fact that certain jurisdictions or markets in which we may make acquisitions permit the exercise of contractual termination provisions linked solely to the insolvency or reorganization of the debtor portfolio company. In some cases, a portfolio company may not be able to undertake a financial restructuring and could be required to enter into a formal liquidation or wind-down process. It should be noted, in this respect, that certain jurisdictions in which the Company may make acquisitions have a historically poor track record of portfolio companies emerging from a formal reorganization or bankruptcy process.
Bankruptcy, insolvency and other applicable laws and regimes across non-U.S. jurisdictions can vary materially and could be more or less favorable to the Company. In certain jurisdictions, applicable laws could require the board of directors of an insolvent company to initiate bankruptcy proceedings within a specified period of time in order to ensure compliance with their duties as directors, which, to the extent applicable could increase the risk of the Company having to participate as a creditor in an uncontrolled bankruptcy process. The balance between protecting creditor rights and protecting the debtor will also vary from jurisdiction to jurisdiction, with some comparatively “debtor-friendly” insolvency regimes being able to impose moratoriums or stays on the enforcement of claims against the debtor or other long-term settlement structures in the absence of an agreed creditor proposal. Many jurisdictions in which the Company may acquire portfolio companies will have some form of insolvency clawback legislation, which could, for example, invalidate security created by an insolvent company in favor of the Company in a stipulated period prior to the onset of its insolvency, require the Company to repay or turn over certain payments received from insolvent companies or permit the courts to render any repayment obligations under debt instruments held by the Company unenforceable if such instruments were found to have been issued with the intent of hindering, delaying, defrauding or preferring creditors or as constituting a fraudulent transfer or conveyance.
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
We have acquired, and may in the future acquire, emerging and less established companies that are heavily dependent on new technologies, where success is less certain.
We have acquired, and may in the future acquire, portfolio companies that are in a conceptual or early stage of development. These companies are often characterized by short operating histories, new technologies and products, quickly evolving markets and management teams that sometimes have limited experience working together, all of which enhance the difficulty of evaluating these acquisition opportunities. The management of such companies will need to implement and maintain successful sales and marketing and finance capabilities and other operational strategies in order to become and remain successful. The loss of key management personnel could be detrimental to the prospects of such companies. Other substantial operational risks to which such companies are subject include uncertain market acceptance of the company’s products or services, a high degree of regulatory risk for new or untried and/or untested business models, products and services, high levels of competition among similarly situated companies, lower capitalizations and fewer financial resources and the potential for rapid organizational or strategic change. Emerging technology companies are subject to risk based on the characterization of the industry, including the possibility that rapid technological developments may render such companies’ technology obsolete, uneconomical or uncompetitive prior to the company achieving profitability. Certain of these companies will need substantial additional capital to support expansion or to achieve or maintain a competitive position. Such companies also have shorter operating histories on which to judge future performance and in many cases, if operating, will have negative cash flow. In addition, emerging growth companies are more susceptible to macroeconomic effects and industry downturns. Such companies also face intense competition, including from companies with greater financial resources, more extensive marketing and service capabilities and a larger number of qualified personnel.
Moreover, certain of our portfolio companies have and are expected to have significantly fewer products, services or clients than more established companies, and competition to such companies can develop from other new and existing companies, products and services. If a company is dependent on a limited number of products or services or the business of a limited number of clients, a significant risk exists that a proposed service or product cannot be developed successfully with the resources available to the company. There is no assurance that the development efforts of any company will be successful, or, if successful, will be completed within the budget or time period originally estimated. The consequences of failure of such products or services or the loss of such clients could be devastating to the prospects of such company, which in turn could negatively affect our performance.

We have acquired, and may in the future acquire, companies that are heavily dependent on patents, trademarks and other intellectual property.
Many companies depend heavily on intellectual property rights, including patents, copyrights, trademarks, trade secret protection, non-disclosure agreements, service marks and proprietary information, products or processes. The ability to effectively enforce patent, copyright, trademark and other intellectual property laws will affect the value of many of these companies. Patent disputes are frequent and can preclude commercialization of products, and patent litigation is costly and could subject a portfolio company to significant liabilities to third parties. Competitors of portfolio companies or other third parties may allege that portfolio companies, or their customers, consultants or other third parties retained or indemnified by them, infringe on their intellectual property rights, which could be costly or time-consuming to defend, and could lead to the termination of the marketing, sale or research and development of a portfolio company’s particular product or one of its significant customers or counterparties. In addition, the patent position of products in many countries is highly uncertain and involves complex legal, scientific and factual questions. Furthermore, if a portfolio company or one of its significant customers or counterparties infringes on third-party patents or other proprietary rights, it could be prevented from using certain technologies or intellectual property, or forced to acquire licenses in order to obtain access to such technologies or intellectual property at a high cost. In such a case, the portfolio company might not be able to obtain all licenses required for the success of its business, which could have a material adverse effect on its value. Moreover, if the patents and other proprietary rights of a portfolio company are infringed by third parties, then it may not be able to take full advantage of existing demand for its products. The products of pharmaceutical companies are often protected for a certain period by various patents or regulatory forms of exclusivity, and the loss of market exclusivity following the expiration of such a period can open the products to competition from generic substitutes that are typically priced significantly lower than the original products, which can have an adverse effect on the value of the product and the company. In particular, generic substitutes have high market shares in the United States, and accordingly the adverse effects of the launch of generic products are particularly significant in the United States. The absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights. Reductions in the legal protection for intellectual property rights could adversely affect portfolio companies.
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
We have acquired, and may in the future acquire, portfolio companies involved in the technology industry, which is subject to risks of technological disruption, increased competition and rapidly changing market conditions.
We have acquired, and may in the future acquire, portfolio companies involved in the technology industry. Technology companies confront various specific challenges, including rapidly changing market conditions and/or participants, new competing products, changing consumer preferences, short product life cycles, services and/or improvements in existing products or services, and disruptive innovation, such as the use of artificial intelligence and data science. Barriers to entry in the software and technology industries are low and new products and services can be distributed and adopted broadly and quickly at relatively low cost. This competition in the technology sector or the adoption of highly efficient new technologies can result in significant downward pressure on pricing. Any portfolio company that we acquire in the technology sector will compete in this volatile environment. Moreover, increasingly, companies that are not primarily involved in the technology industry are subject to disruption through accelerating changes in technology used in more traditional industries. There is no assurance that products or services sold by such portfolio companies will not be rendered obsolete or adversely affected by competing products and services, or by companies providing or adopting disruptive technologies, or that the portfolio companies will not be adversely affected by other challenges. Moreover, as technological innovation continues to advance rapidly, it could impact one or more of our strategies. Given the pace of innovation in recent years, the impact on a particular portfolio company may not have been foreseeable at the time we acquired the portfolio company. Furthermore, the Manager could base portfolio company decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses. Additionally, consumer tastes and preferences can change very quickly, which may result in a company’s market share decreasing rapidly if consumer focus shifts to its competitors. In addition, many of these companies may trade at very high multiples to current earnings with their stock prices reflecting significant future growth which may or may not occur. Moreover, uncertainty in current, pending and/or proposed domestic and foreign government regulations, policies and legislation may impact the development and marketability of Internet- and technology-based companies. In the event that the technology sector as a whole declines, or that portfolio companies are unable to utilize or to adopt technology successfully and competitively, returns to the Shareholders from any portfolio companies, whether primarily involved in the technology industry or otherwise, could decrease.
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
We have acquired, and may in the future acquire, portfolio companies involved in the media industry, which is subject to risks of adverse government regulation.
We have acquired, and may in the future acquire, portfolio companies involved in the media business. The media business is subject to risks of adverse government regulation. Such regulation and legislation are subject to the political process and have been in flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that the business of our portfolio companies will not be adversely affected by future legislation, new regulation or deregulation. In addition, competitive pressures within the media-related industries are intense, and the value of such portfolio companies can be subject to significant price volatility. Because the media-related industries are also subject to rapid and significant changes in technology, portfolio companies in these industries could face competition from technologies being developed or to be developed in the future by other entities which could render such companies’ products and services obsolete.
We have acquired, and may in the future acquire, portfolio companies in the communications industry.
We have acquired, and may in the future acquire, portfolio companies involved in the communications business (including but not limited to telecommunications, wireless, and media). The communications industry is subject to risks of adverse government regulation. Among other things, the Company’s acquisitions of communications companies could require the Company or the applicable portfolio company to disclose information about the Company and its investors. Additionally, the Company’s acquisitions of communications companies could subject the Company and its investors to restrictions on their ability to make investments in other communications companies. Such regulation and legislation are subject to the political process and have been in flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that the business of communications companies will not be adversely affected by future legislation, new regulation or deregulation. For example, the Federal Communications Commission has a pending proceeding that proposes to significantly increase the amount of disclosure that is required by investors in communications companies that hold authorizations to provide international telecommunications services. In addition, competitive pressures within the communications-related industries are intense, and the securities of such portfolio companies can be subject to significant price volatility. Because the communications-related industries are also subject to rapid and significant changes in technology, portfolio companies in these industries could face competition from technologies being developed or to be developed in the future by other entities, which could render such companies’ products and services obsolete.
We have acquired, and may in the future acquire, “middle market” portfolio companies, which involves certain risks that are not encountered in large-sized acquisitions.
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
We have acquired, and may in the future acquire, portfolio companies that are based outside of the United States, which may expose us to additional risks not typically associated with acquiring companies that are based in the United States.
We have acquired, and may in the future acquire, portfolio companies that are based outside of more developed economies, such as those of Western Europe and the United States. Acquiring such portfolio companies may involve risks relating to: (a) differences between markets, including potential price volatility in and relative illiquidity of some such securities markets; (b) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation, which could result in lower quality information being available and less developed corporate laws regarding fiduciary duties and the protection of investors, less developed bankruptcy laws and difficulty in enforcing contractual obligations; (c) certain economic and political risks, including potential economic, political or social instability, exchange control regulations, restrictions on foreign investment and repatriation of capital (possibly requiring government approval, as described further below), expropriation or confiscatory taxation and higher rates of inflation and reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms; (d) potentially material and unpredictable governmental influence on the national and local economies; (e) fewer or less attractive financing and structuring alternatives and exit strategies; and (f) the possible imposition of local taxes on income and gains recognized with respect to acquisitions. While the Manager intends, where deemed appropriate, to manage the Company in a manner that will minimize exposure to the foregoing risks, there can be no assurance that adverse developments with respect to such risks will not adversely affect any portfolio companies based in such countries.
The risks described above are usually greater in the case of portfolio companies in countries viewed as “emerging markets.” The Company may also hold securities, properties and other assets organized in or subject to the laws of one or more countries in Western Europe, including countries with emerging economies, which may lack social, political and economic stability, and the legal systems of some countries in the region may lack transparency or could limit the protections available to non-U.S. investors, and the Company’s portfolio companies could be subject to nationalization and confiscation without fair compensation. These markets tend to be very inefficient and illiquid as well as subject to political and other factors to a heightened degree relative to non-emerging markets. Many emerging markets are developing both economically and politically and in some cases have relatively unstable governments and economies based on only a few commodities or industries. Many emerging market countries do not have firmly established product markets and companies in these markets might lack depth of management and can be very vulnerable to political or economic developments such as nationalization of key industries.
Owning and controlling non-U.S. portfolio companies involves certain factors not typically associated with owning and controlling portfolio companies in the United States, the European Economic Area (as currently constituted, the “EEA”) and other more developed countries, including risks relating to (a) currency exchange matters, including fluctuations in the rate of exchange between the United States dollar and non-U.S. currencies in which the Company’s foreign portfolio companies are denominated, and costs associated with conversion of principal and income from one currency into another, (b) differences between U.S. and non-U.S. portfolio companies and (c) the possible imposition of withholding or other taxes on income or gains recognized with respect to our portfolio companies. In addition, certain of these capital markets involve certain factors not typically associated with investing in established securities markets, including, without limitation, risks relating to: (i) greater risk of expropriation, confiscatory taxation, nationalization, social and political instability (including the risk of changes of government following elections or otherwise) and economic instability; (ii) the relatively small current size of some of the markets for holdings in emerging markets issuers and the current relatively low volume of trading, resulting in lack of liquidity and in price volatility; (iii) increased risk of national policies, which restrict our acquisition opportunities, including restrictions on acquiring companies or industries deemed sensitive to relevant national interests; (iv) the absence of developed legal structures governing private or foreign investment and private property; (v) the potential for higher rates of inflation or hyper-inflation; (vi) increased currency risk and risk of the imposition, extension or continuation of foreign exchange controls including managed adjustments in relative currency values; (vii) increased interest rate risk and credit risk; (viii) lower levels of democratic accountability; (ix) greater differences in accounting standards and auditing practices, which result in increased risk of unreliable financial information; and (x) different corporate governance frameworks. The emerging markets risks described above also increase counterparty risks for portfolio companies in those markets. In addition, investor risk aversion to emerging markets can have a significant adverse effect on the value and/or liquidity of acquisitions made in or exposed to such markets and can accentuate any downward movement in the actual or anticipated value of such portfolio companies that is caused by any of the factors described above. Further, due to jurisdictional limitations, matters of comity and other factors, the SEC, the DOJ and other U.S. and non-U.S. authorities will be limited in their ability to pursue enforcement or other actions against companies in such emerging market jurisdictions that engage in fraud or other wrongdoings. For example, in the Peoples Republic of China, there are significant legal and other obstacles to obtaining information needed for investigations or litigation. Similar limitations also apply to pursuit of actions against individuals in certain other emerging markets, including officers, directors and individual gatekeepers who could have engaged in fraud or other wrongdoing. In addition, local authorities in certain other emerging markets are often constrained in their ability to assist foreign authorities and foreign investors more generally.
Many emerging market economies have been subject to frequent and occasionally drastic intervention by the government. In the past, certain measures, including interest rate increases and certain economic reforms, could have had the effect of slowing down economic growth in such countries. Governmental intervention could materially and adversely affect the opportunities currently available in such emerging markets, the value of our portfolio companies and our ability to execute successful exits of our portfolio companies. In addition, the political, administrative and judiciary institutions in the emerging markets are not as mature as their peers in developed markets. As a result, these institutions might not sustain their independence against political pressure or corruption by individuals in positions of power. The combination of high government involvement in the economy and developing institutions could adversely affect our performance in a variety of ways. For example, political influence could prevent ministries and regulatory agencies from enacting laws and regulations that would facilitate the flow of much-needed capital into an emerging market country’s infrastructure, which, if constrained, could adversely affect the growth of such country’s economy. Such outcomes could consequently impair our ability to achieve our business objectives.
We may acquire portfolio companies in Eastern European countries. Certain of these countries have historically been subject to political transition, civil unrest and armed conflict. Developments of this sort in the future could have material adverse effects on the economies of the countries involved, the EU and the global economy as a whole, and consequently could also have material adverse effects on us and our results of operations.
In addition, many Middle Eastern countries have histories of dictatorships, political and military unrest and financial troubles, and their markets should be considered extremely volatile even when compared to those of other emerging market countries. Attacks by terrorist groups and organizations in the region, including the Islamic State of Iraq and Syria, have resulted in large scale destruction and the movement of refugee populations within the region and into Europe. The civil war in Yemen has resulted in escalating tensions and conflict among certain states in the region, increasing the possibility of a broader, regional military conflict. Ongoing tensions exist between Israel and other states in the region as well as within Israel and the Palestinian territories. Moreover, the governments of certain countries, notably Turkey and Saudi Arabia, have taken certain actions and instituted certain reforms intended, at least in part, to consolidate domestic political power. While these actions and reforms might be effective, they could also result in political or civil backlash and further instability. All of these eventualities could have a destabilizing and potentially material adverse effect on the acquisition activities of the Company.
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
We may make acquisitions in countries where generally accepted accounting standards and practices differ significantly from those practiced in the United States. As a result, the financial information presented in the financial statements of entities operating outside of the United States could represent the financial position or results of operations in a manner that is inconsistent with how such information would be presented if such financial statements were prepared in accordance with accounting standards generally accepted in the United States. Accordingly, evaluation of potential acquisitions and the ability to perform due diligence could be adversely affected.
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
Certain currencies have experienced substantial devaluations compared to the U.S. dollar and further devaluations could occur in the future. Certain countries have implemented or could implement strict controls on foreign exchange, which could result in artificially pegged exchange rates that distort the results of, and returns on, holdings in such countries. To the extent that the U.S. dollar appreciates relative to these currencies, the U.S. dollar value of these assets is likely to be adversely affected. In addition, if the currency in which we receive dividends, interest or other types of payments (such as liquidating payments) declines in value against the U.S. dollar before such payments are distributed, the dollar value of these payments would be adversely affected if not sufficiently hedged. Further, our ability and the ability of our portfolio companies to convert freely between the U.S. dollar and the local currencies could be restricted or limited and, in a number of instances, exchange rates and currency conversion are controlled directly or indirectly by governments or related entities. Currencies of some countries in which we may invest are often subject to government intervention, restrictions on repatriation and similar restrictions, which exacerbates the risk of unexpected fluctuations and/or could cause the Company and/or its portfolio companies to incur significant costs or experience substantial delays in, or be prohibited from, converting currencies.
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
We have acquired, and may in the future acquire, portfolio companies based in Asia, which may be dependent upon international trade.
We have acquired, and may in the future acquire, portfolio companies based in Asia. The economies of many Asian countries are heavily dependent upon international trade and, accordingly, could be materially and adversely affected by protective trade barriers, exchange controls, managed adjustments in relative currency values and the economic conditions in the countries with which they trade. A slowdown in the economies of the United States and Europe is also likely to adversely affect economic growth in certain Asian countries which, to varying degrees, depend on exports to those economies. In addition, the economies of certain Asian countries are vulnerable to weaknesses in world prices for their commodity exports or fluctuations of worldwide commodity prices. Certain Asian countries have from time to time experienced high rates of inflation and have extensive external debt.
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

We have acquired, and may in the future acquire, preferred and/or structured equity securities and pursue opportunistic credit and debt strategies, which may materially and adversely impact our liquidity.
As part of our acquisition strategy, we have acquired, and may in the future acquire, preferred and/or structured equity securities and pursue opportunistic credit and debt strategies, which may have a material adverse impact on our liquidity. The ability of an entity in which we hold such interests to make distributions will be subject to various limitations, including the terms and covenants of the debt/preferred equity it incurs. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as the holder of these interests, to receive cash flow from these acquisitions. There is no assurance any such performance tests will be satisfied. Also, such entity may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or be required to prepay all or a portion of its cash flows to pay outstanding obligations to credit parties. As a result, there may be a lag, which could be significant, between the repayment or other realization from, and the distribution of cash out of, such an entity, or cash flow may be completely restricted for the life of the relevant entity. To the extent any such entity defaults in its obligations to any credit parties, such credit parties may be entitled to foreclose on any collateral pledged by the applicable entity and/or otherwise exercise rights and remedies as a creditor against the assets of any such entity, which could result in a loss of all or a part of our interest in any applicable portfolio company and/or distributions therefrom. See “—Risks Related to Investments in Indebtedness, Preferred and/or Structured Equity Securities” for additional risks relating to these investments.
Additional capital requirements of portfolio companies may offer terms unfavorable to the Company and are subject to change.
Certain of our portfolio companies, especially those in a development or “platform” phase, can require additional financing to satisfy their working capital requirements or acquisition strategies. The amount of such additional financing will depend upon the maturity and objectives of the particular portfolio company. Each such round of financing (whether from the Company or other financing providers) is typically intended to provide a portfolio company with enough capital to reach the next major corporate milestone. If the funds provided are not sufficient, such portfolio company might have to raise additional capital at a price unfavorable to the existing holders of the portfolio company, including the Company. In addition, the Company may contribute additional capital or exercise warrants, options or convertible securities that were acquired in the initial acquisition of such portfolio company in order to preserve the Company’s proportionate ownership when a subsequent financing is planned, or to protect the Company when such portfolio company’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any portfolio company. There can be no assurance that the portfolio companies will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source.
We have acquired, and may in the future acquire, toehold interests and certain investments in publicly traded securities of portfolio companies.
The Company may accumulate minority positions in the outstanding equity or debt securities of (or securities or other instruments convertible into, exchangeable for or linked to the equity or debt securities of) existing or potential portfolio companies, with the intention of accumulating a sufficient position to enable the Company to influence the activities of such companies. The Company could seek to achieve such accumulation through various means, including through open market purchases, registered tender offers, negotiated transactions or private placements, and could do so with various strategies in mind regarding the existing or potential portfolio company. For example, the Company could accumulate a toehold position with the intention of launching a public tender offer, or could acquire a position with a view to negotiating a privately-negotiated transaction with respect to the securities of the portfolio company. In addition, the Company could seek to influence the activities of the relevant portfolio company through either private or public proposals with respect to the governance or other activities of the portfolio company, including with respect to the nomination and election of new members of the board of directors (or similar governing body) of the relevant portfolio company. The Company might make and pursue such proposals in circumstances where the existing board of directors, management or other stakeholders oppose (or do not support) the relevant proposals.
Where the Company makes acquisitions and/or takes actions of the type described above, the Company could ultimately be unable to execute the acquisition strategy formulated in respect of that portfolio company. This could result from, among other things, a failure to accumulate a sufficiently large position in the relevant portfolio company, from an inability to successfully persuade or influence existing management to effect the Company’s recommended proposals with respect to the portfolio company, or due to the actions of or influence exerted by other shareholders or stakeholders with respect to the portfolio company. In such circumstances, the Company might dispose of its position in the target company within a short time of acquiring it or otherwise prior to the time that the Company would have ideally disposed of its interest in the portfolio company had the proposed strategy been successfully implemented. The price at which the Company disposes of such publicly traded securities might have declined since the time of acquisition, resulting in a loss with respect to such interests acquired; this outcome could be more likely where the public securities of the target companies are thinly traded and the Company’s position is substantial, as a result of which its disposal would likely depress the market price for such securities. As is the case with other transactions in publicly-traded securities, there is also a possibility that the activities of the Company could generate negative publicity regarding the Company or KKR, particularly in circumstances where the portfolio company’s existing board of directors or management publicly opposes proposals or actions taken by the Company.
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
Furthermore, although the KKR private equity team members and other investment executives intend to devote sufficient time to the Company so that it can carry out its proposed activities, all of the KKR private equity team’s members (including key personnel such as certain of our executive officers) are also responsible for the broader KKR Private Equity platform and, as a result, not all of their business time will be devoted to the Company as they will be responsible for the day-to-day activities and investments of certain KKR Vehicles (including, without limitation, private equity funds, vehicles and/or accounts) as further described in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Other KKR Activities” below. In addition, KKR may from time to time establish new KKR Vehicles that focus on investments that fall within and outside of the Company’s strategy and objective and KKR investment executives (including certain of the Company’s team members) will spend time and attention on such KKR Vehicles.
Finally, although the Manager expects to have access to the appropriate resources, relationships, and expertise of KKR (subject to information-sharing policies and procedures with respect to KKR’s credit and private equity business and KKR’s broker-dealer affiliate), there can be no assurance that such resources, relationships, and expertise will be available for every transaction. In addition, investment executives and committee members can be replaced or added over time or required to recuse themselves or otherwise be restricted from participating in any acquisition-related decision by the relevant committee because, for example, they have acquired confidential information relating to an investment through their involvement with a KKR Vehicle and applicable securities laws or regulations, contractual confidentiality obligations or other applicable legal or regulatory considerations restrict their ability to participate on behalf of the Company in the management of the relevant portfolio company. Modifications to KKR’s management, operating and investment procedures, which can be modified at any time, can also result in changes to the investment executives and other resources that the Manager has access to with respect to the management of the Company and its portfolio companies.
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
Before making a recommendation, the Manager will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each portfolio company. Due diligence might entail evaluation of important and complex business, financial, tax, accounting, sustainability and legal issues and assessment of cybersecurity and information technology systems. In particular, the nature and scope of our Manager’s sustainability diligence, if any, will vary based on the opportunity, but may include a review of, among other things, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards, bribery and corruption. Selecting and evaluating material sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Manager or a third-party sustainability consultant (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other managers or with market trends. The materiality of sustainability-related risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, jurisdiction, asset class and investment style.
Depending on the facts and circumstances of a particular portfolio company, the Manager may not have sufficient time to carry out their due diligence processes with respect to such portfolio company in a timely manner, which could have a material adverse impact on the Company. By way of example, the Company could seek to purchase portfolio companies or substantial portions of portfolio companies from market participants in need of liquidity or suffering from adverse valuations, and the Company could be required to bid on such portfolio companies in a very short time frame and could be unable to perform normal due diligence on the portfolio. Such portfolio companies could contain instruments or complex arrangements of multiple instruments that are difficult to understand or evaluate, and such a portfolio company could suffer further deterioration after purchase by the Company before it is possible to ameliorate such risk. As a consequence, there is risk that the Manager will not be able to adequately evaluate particular risks with respect to a specific holding or that other adverse developments will cause the Company to incur substantial losses on such transactions.

Outside consultants, legal advisors, accountants, investment banks and other third parties might be involved in the due diligence process to varying degrees depending on the type of portfolio company. Such involvement of third-party advisors or consultants can present a number of risks primarily relating to the Manager’s reduced control of the functions that are outsourced. In addition, if the Manager is unable to timely engage third-party providers, their ability to evaluate and acquire more complex targets could be adversely affected. When conducting due diligence and making an assessment regarding a potential acquisition, the Manager and its affiliates will rely on the resources available to them, including information provided by the target and, in some circumstances, third-party investigations. The due diligence investigation that the Manager and its affiliates carry out with respect to a potential acquisition might not reveal or highlight all relevant facts that are necessary or helpful in evaluating such acquisition. Certain considerations covered by our Manager’s diligence, such as sustainability, are continuously evolving, including from an assessment, regulatory and compliance standpoint, and our Manager may not accurately or fully anticipate such evolution. In addition, instances of fraud and other deceptive practices committed by the management teams of targets could undermine the Manager’s due diligence efforts with respect to such companies. Moreover, such an investigation will not necessarily result in the portfolio company being successful. Conduct occurring at portfolio companies, even activities that occurred prior to the Company’s ownership, could have an adverse impact on the Company.
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

With respect to Section 3(a)(1)(C) of the Investment Company Act, the Company’s most significant asset will be its interests in its wholly owned subsidiaries, the Operating Subsidiaries. The Operating Subsidiaries are not investment companies because their assets will almost exclusively consist of general partner interests in the Company’s Joint Ventures, and such general partner interests are not “investment securities.” Because the Operating Subsidiaries are not and will not become investment companies, the Company’s interests in the Operating Subsidiaries are also not “investment securities.” In addition to its interests in the Operating Subsidiaries, the Company expects to maintain up to 20% of its total assets in the Liquidity Portfolio in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity. The Liquidity Portfolio may consist of cash and cash equivalents and foreign currencies at fair value, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit and other investments including high-yield credit, asset-backed securities, mortgage-backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include securities or loans of KKR portfolio companies). Other than cash items or U.S. government securities, the investments that will constitute the Liquidity Portfolio may be considered investment securities held by the Company. The Company intends to continue to conduct its business such that these investment securities will not exceed 40% of the total value of the Company’s assets, exclusive of cash items and U.S. government securities. Accordingly, the Company will conduct its operations such that it will not be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act.
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
The Company expects that the Manager will terminate the Management Agreement if the Company were to be required to register as an investment company under the Investment Company Act, with such termination deemed to occur immediately before such event. The Company expects that termination of the Management Agreement will obligate the Company to forfeit its controlling interest in any Joint Venture, which would likely require the Company to register as an investment company under the Investment Company Act and materially and adversely affect an investment in the Company’s Shares.

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
Any of these governmental and regulatory authorities may challenge the Manager and its employees’ compliance with any applicable laws and regulations, and the Manager and its employees could become subject to civil or criminal proceedings or other sanctions brought by them for such noncompliance. For instance, on January 14, 2025, the Antitrust Division of the DOJ filed a civil antitrust complain (the “DOJ Complaint”) in the U.S. District Court for the Southern District of New York against the KKR Group and various KKR Group-sponsored investment entities (the “KKR Defendants”) alleging violations of the HSR Act. The DOJ Complaint requests various relief for the alleged violations of the HSR Act by the KKR Defendants, including civil penalties in an amount to be determined and various equitable relief, including disgorgement and enjoining future violations of the HSR Act. Any resolution of claims brought by a governmental and regulatory authority may also require an admission of wrongdoing or result in adverse limitations or prohibitions on the Manager’s ability to conduct its business. In addition, the adverse publicity, costs relating to legal defenses, and reputational harm relating to the regulatory activity or imposition of these sanctions could be significant.
Any of the foregoing consequences or events may damage the Manager’s relationships with existing and potential investors in KKR Vehicles, impair its ability to raise capital for KKR Vehicles, impair its ability to carry out investment activities, and contravene provisions concerning compliance with laws and regulations in the agreements to which the Manager is a party.
Any current or future proposed rulemaking or rule amendments may lead to potential changes in the regulatory framework applicable to the Manager’s business, as well as adverse news media attention, may: impose additional expenses or capital requirements on the Manager; limit its fundraising for its investment products; result in limitations in the manner in which its business is conducted; have an adverse impact upon its results of operations, financial condition, reputation or prospects; impair its employee retention or recruitment; and require substantial attention by senior management of the Manager. With respect to emerging companies, the Manager has limited ability to evaluate the management of such companies based on past performance, and such companies could rely more on individual members of the management team than more established companies do. Further, the business and operations of emerging companies which the Company may acquire often experience rapid organizational change that may strain the performance of portfolio companies’ management teams. The foregoing constraints imposed on the Manager may impede its ability to effectively manage our portfolio companies, which could have a material adverse effect on our business, financial condition, results of operations.
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
We have also agreed to indemnify and hold harmless the members of the Board and the officers of the Company (each such person being an “Indemnified Party”), to the fullest extent permitted by law, from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising as a result of any act or omission of an Indemnified Party, or for any breach of contract (including breach of the LLC Agreement) or any breach of duties (including breach of fiduciary duties) whether arising under the LLC Agreement, at law, in equity or otherwise. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the Indemnified Party’s action or omission constitutes fraud, willful misconduct or bad faith or the Indemnified Party’s actions or omissions were not made in the course of performing or pursuant to the Indemnified Party’s duties as a director, officer, trustee, manager, employee or agent of the Company or an affiliate thereof.

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
The LLC Agreement includes exculpation and indemnification provisions that limit the circumstances under which the Manager and KKR, their respective affiliates, our directors and officers and others can be held liable to the Company. Additionally, certain service providers to the Company, the Manager, their respective affiliates, agents and other persons, including, without limitation, KKR investment executives and their respective affiliates, and placement agents and finders, are entitled to exculpation and indemnification (in certain cases, on terms more favorable to them than those available to indemnitees, generally). The assets of the Company will be available to satisfy these indemnification obligations. Such indemnification obligations could materially impact the returns to Shareholders. Such obligations will survive the dissolution of the Company. KKR and its affiliates will carry liability insurance (including “D&O” insurance) that is similar to that which other asset managers with similar businesses hold, and in amounts that are customary for the types of businesses that KKR and its affiliates operates. However, there is no guarantee that such insurance will be available to satisfy losses for which the Company is required to provide indemnification, and potential insurance claims will not delay the availability of the advances provided to indemnified persons under the LLC Agreement. Moreover, the state-law fiduciary duties of the directors, the Manager and its affiliates and KKR and its affiliates are modified pursuant to the terms of the LLC Agreement and to the extent permitted by law. As a result, the Shareholders have a more limited right of action in certain cases than they would in the absence of such limitations.
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
We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act in connection with the filing of this Annual Report on Form 10-K. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
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
A “controlled group” includes all “trades or businesses” under 80% or greater common ownership. This common ownership test is broadly applied to include both “parent-subsidiary groups” and “brother-sister groups” applying complex exclusion and constructive ownership rules. In cases where the Company individually or together with affiliated KKR vehicles has a significant ownership interest (generally 80% or more) in a portfolio company, there is a risk that the Company and such portfolio companies could be subject to controlled group liability under ERISA, to the extent relevant to any such acquisition. As a result, such portfolio companies and the Company could be held jointly responsible for certain employee benefit obligations or liabilities under ERISA, including funding obligations to single-employer pension plans and withdrawal liability from union-sponsored multi-employer pension plans, particularly if the ownership interests of related vehicles are required to be aggregated when applying the controlled group ownership tests. However, regardless of the percentage ownership that the Company holds in one or more of its portfolio companies, the Company itself cannot be considered part of an ERISA controlled group unless the Company is considered to be a “trade or business.” Certain U.S. federal court decisions relating to the controlled group ownership tests, notably Sun Capital Partners v. New England Teamsters and Trucking Industry Pension Fund, indicate that there is a risk that courts could conclude that controlled groups exist with respect to such structures.
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
The adoption, interpretation and application of consumer, data protection and/or privacy laws, regulations and standards (“Privacy Laws”) in the United States, Europe and elsewhere vary among jurisdictions, and are often uncertain and in flux. Compliance with Privacy Laws is rigorous and time-sensitive and could significantly impact current and planned privacy and information security related practices, the collection, use, sharing, retention and safeguarding of personal data and current and planned business activities of the Manager, the Company, and/or any portfolio companies, and as such could increase costs and require the dedication of additional time and resources to ensure compliance for such entities. A failure to comply with such Privacy Laws by any such entity or their service providers could result in fines, sanctions or other penalties, which could materially and adversely affect the results of operations and overall business, as well as have a negative impact on reputation and Company performance. As Privacy Laws are implemented, interpreted and applied, compliance costs for the Company and/or its portfolio companies are likely to increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place.
Many U.S. states and foreign countries and governmental bodies, including the EU member states, have enacted and continued to enact Privacy Laws. For example, the EU’s General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and has resulted and will continue to result in significantly greater compliance burdens and costs for companies with customers, users, or operations in the EU and European Economic Area (“EEA”). In addition, the E.U.’s regulations on digital operational resilience for the financial sector, which is designed to harmonize and strengthen digital operational resilience requirements for the EU’s financial services sector and will require in-scope financial entities to comply with new requirements, including having a comprehensive governance and control framework for the management of information and communications technology risk, became effective in January 2023 and will begin to apply from January 2025. The GDPR has direct effect in the EEA and has extraterritorial effect where non-EEA persons such as the Manager, the Company or their respective service providers process personal data in relation to the offering of goods and services to individuals in the EEA or the monitoring of the behavior of individuals in the EEA. The GDPR and its implementing legislation imposes several stringent requirements for controllers and processors of personal data and could make it more difficult and/or more costly for us to use and share personal data. The GDPR also imposes potentially significant penalties for non-compliance, which may result in monetary penalties of up to €20.0 million or 4.0% of a company’s worldwide annual revenue of the previous fiscal year, whichever is higher. Further, Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. As of the beginning of 2021 (when the transitional period following Brexit expired), data processors and controllers are required to comply with the GDPR as well as the United Kingdom equivalent, which exposes us to two parallel data protection regimes in Europe, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. Additionally, recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal information from the EEA and the United Kingdom to the United States and other jurisdictions, which could lead to additional costs, complaints, and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services or the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Pursuant to U.S. federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. We and our portfolio companies may be required to comply with both U.S. federal and state laws and regulations related to privacy. For example, the California Consumer Privacy Act (as amended by the California Privacy Rights and Enforcement Act of 2020, the “CCPA”), provides for enhanced consumer protections for California residents, a private right of action for data breaches of certain personal information and statutory fines and damages for such data breaches or other CCPA violations and placed increased privacy and cybersecurity obligations on businesses handling personal information of consumers or households. Additional U.S. states have passed their own comprehensive consumer Privacy Laws (including Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia) and other states are considering doing so. These state laws may expand our compliance obligations and impact our business or the businesses of our portfolio companies. Most states have enacted laws to which we are subject, and which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. In addition, the U.S. Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. Further, laws in all 50 U.S. states, the District of Columbia, and several U.S. territories can require businesses to provide notice to consumers whose personal data has been disclosed as a result of a data breach. Each of these broadly impacts businesses that handle various types of personal data, potentially including the Manager and its affiliates. Without an overarching federal Privacy Law, the patchwork of Privacy Laws formed by individual states heightens the costs of compliance, the risks of noncompliance and the potential for enforcement actions brought by individual state attorneys general against us.
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
Among the Company’s important features are the provisions relating to the purchase and repurchase of Shares. The valuation of Shares upon purchase, the amount payable to investors upon repurchase and certain other valuations are generally based upon the Company’s NAV per Share as of the end of the immediately preceding month or quarter, as applicable. Because the price Shareholders will pay for Shares in the Private Offering, and the price at which such Shares may be repurchased under the share repurchase plan by the Company, are based on the Transactional NAV, Shareholders may pay more than realizable value or receive less than realizable value for their investment. Under the Company’s share repurchase plan, Shareholders having their Shares repurchased by the Company will generally receive a cash amount attributable to the NAV per Share as of the immediately preceding quarter. Our NAV per Share may change materially from the last day of the prior quarter to the date of repurchase, and it also may change materially shortly after a quarterly share repurchase is completed. Since the repurchase price of any Shares accepted for repurchase during a quarter will be the NAV of such Shares as of the last day of the prior quarter, the repurchase price received by a Shareholder on a repurchase date will not reflect any net increase or decrease in net assets resulting from operations during the first month of the quarter in which the Company repurchases such Shares (and such Shares will not bear any applicable Performance Participation Allocation, Management Fee, Servicing Fee and/or Distribution Fee accrued during that period). Instead, any net increase or decrease in net assets resulting from operations, including any applicable Performance Participation Allocation, Management Fee, Servicing Fee and/or Distribution Fee, in the first month of each quarter otherwise attributable to Shares accepted by the Company for repurchase will be borne by the remaining Shares of the Company. The Company relies on the Manager and its affiliates for valuation of the Company’s assets and liabilities.
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
The methods we use to calculate our monthly NAV, which is the basis for the offering price for our Shares offered and the investment value published in customer account statements for our Shareholders, are not prescribed by the rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating monthly NAV, and our monthly NAV is not audited by our independent registered public accounting firm. We calculate and publish the NAV of our Shares monthly solely for purposes of establishing the price at which we sell and repurchase our Shares, and for publishing the value of each Shareholder’s investment in us on such Shareholder’s customer account statement, and our monthly NAV should not be viewed as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our monthly NAV may differ from those used by other companies now or in the future. Errors may occur in calculating our monthly NAV, which could impact the price at which we sell and repurchase our Shares. The Board has adopted a NAV error correction policy (the “NAV Error Correction Policy”) pursuant to which the Company may take certain actions to correct an error in the calculation of our NAV. Depending on the nature and size of an error, the NAV Error Correction Policy provides that the Company may be reimbursed for certain errors resulting in net losses to the Company or, conversely, that Shareholders be paid additional repurchase or distribution proceeds, be refunded excess subscription monies paid or be credited with additional Shares for certain errors resulting in net losses to Shareholders. Pursuant to the terms and limitations of the NAV Error Correction Policy, there may be circumstances where an error is not corrected, which could result in net losses to the Company or to Shareholders.
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
A purchase of our Shares requires a long-term commitment, with no certainty of return and should be viewed as an illiquid investment. Portfolio companies are generally less liquid and involve longer hold periods than traditional monthly NAV equity holdings, and, in the case of the Company, certain portfolio companies may be held for the long-term. Returns on acquisitions of portfolio companies can be difficult or impossible to realize. Since there is no established market for our Shares, and none is expected to develop, a Shareholder of the Company will be unable to realize its investment readily and may encounter difficulty ascertaining the market value of its Shares. Shares in the Company are subject to restrictions on resales under applicable securities laws. Repurchases of Shares by us will likely be the only way for a Shareholder to dispose of its Shares. It is uncertain as to when profits, if any, will be realized by a Shareholder and if such Shareholder will realize profits from the Company prior to the Company repurchasing its Shares. Losses on unsuccessful acquisitions of portfolio companies may be realized before gains on successful acquisitions of portfolio companies are realized. Furthermore, the expenses of operating the Company (including any fees payable to the Manager (or an affiliate thereof)) may exceed its income, thereby requiring that the difference be paid from the Company’s assets. As noted above, it is also uncertain when liquid assets will be available to meet a Shareholder’s repurchase request. Whether the Company has sufficient liquidity to meet a Shareholder’s request for repurchase will be determined by the Manager. The Company will not be obligated to liquidate any asset in order to meet repurchase requests and because of the illiquid nature of holdings in portfolio companies, the Company may not have sufficient cash flow to meet repurchase requests at any given time. See “—A Shareholder’s ability to have its Shares repurchased by us is limited.” and “—Economic events that may cause our Shareholders to request that we repurchase their Shares may materially and adversely affect our cash flows, our results of operations and our financial condition.” If the Manager determines there is insufficient liquidity to meet repurchase requests under the share repurchase plan, such requests will be delayed until the Manager determines there is sufficient liquidity; such delay may be significant. The Company intends to primarily own portfolio companies for the long term through Joint Ventures. The number of potential purchasers and sellers is expected to be limited. This factor could have the effect of limiting the availability of portfolio companies for purchase by the Company and will also limit the ability of the

Company to sell portfolio companies at their fair value in response to changes in the economy or financial markets. Illiquidity could also result from legal or contractual restrictions on their resale.
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
In recognition that a secondary market for the Shares likely will not develop, we have adopted a share repurchase plan, whereby on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. We may choose to repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer Shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that acquiring or continuing to hold portfolio companies is a better use of our capital than repurchasing our Shares. In addition, the aggregate NAV of total repurchases is limited, in any calendar quarter, to Shares whose aggregate value is no more than 5.0% of our aggregate NAV attributable to the classes of Shares subject to our share repurchase plan (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). If quarterly repurchase requests significantly exceed the 5.0% limit and for an extended period of time, Shareholders will not be able to realize the full redemption value of their investments. The Company may conduct tender offers for any Excess Shares at a price based on the NAV or about a 10% discount to NAV per Share for each applicable class following the settlement of a quarterly Share repurchase offer pursuant to our share repurchase plan. If the Company offers to repurchase Excess Shares at a discount to NAV, Shareholders who elect to tender their Shares for repurchase at a discount may receive less than the full value of their Shares. There is no guarantee that such Excess Shares will be repurchased and create actual additional liquidity to such Shareholder.
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
Risks Related to Investments in Indebtedness, Preferred and/or Structured Equity Securities
We may hold corporate bonds.
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
We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock until the convertible security matures or is redeemed, converted or exchanged. Convertible securities have unique characteristics in that they generally (i) have higher yields than common stocks but lower yields than comparable non-convertible securities, (ii) are less subject to fluctuation in value than the underlying common stock due to their fixed-income characteristics and (iii) provide the potential for capital appreciation if the market price of the underlying common stock increases.
The value of a convertible security is a function of its “investment value” (determined by its yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and its “conversion value” (the security’s worth, at market value, if converted into the underlying common stock). The investment value of a convertible security is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline. The credit standing of the relevant portfolio company and other factors also have an effect on the convertible security’s investment value. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security, whether purchased by the Company or issued by a portfolio company, will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed-income security. Generally, the amount of the premium decreases as the convertible security approaches maturity.
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
Risks Related to Taxation

The Company’s ability to make distributions depends on it receiving sufficient cash distributions from its underlying Operating Subsidiaries, and we cannot assure our Shareholders that the Company will be able to make cash distributions to them in amounts that are sufficient to fund their tax liabilities.
In general, a Shareholder must include in income its allocable share of the Company’s items of income (including any deemed distributions from any subsidiary which may be treated as a “personal holding company”), gain, loss and deduction for each of the Company’s fiscal years ending with or within such Shareholder’s tax year. However, the cash distributed to a Shareholder may not be sufficient to pay the full amount of such Shareholder’s tax liability in respect of its investment in the Company, because each Shareholder’s tax liability depends on such Shareholder’s particular tax situation and the tax treatment of the underlying activities or assets of the Company, including any taxes payable by subsidiary entities. If the Company is unable to or decides not to distribute cash in amounts that are sufficient to fund a Shareholder’s tax liabilities, each Shareholder will still be required to pay income taxes on its share of the Company’s taxable income and will need to fund such liability from other sources.
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
The U.S. federal income tax treatment of Shareholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Shareholders should be aware that the U.S. federal income tax rules, particularly those applicable to partnerships, are constantly under review by the Congressional tax-writing committees and other persons involved in the legislative process, the U.S. Internal Revenue Service (“IRS”), the Treasury Department and the courts, frequently resulting in changes which could adversely affect the value of the Shares or cause the Company to change the way it conducts its activities. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible for the Company to be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, change the character or treatment of portions of the Company’s income, reduce the net amount of distributions available to Shareholders, or otherwise affect the tax considerations of owning Shares. If the Company (or the Operating Subsidiaries) were treated as a corporation for U.S. federal income tax purposes, adverse U.S. federal income tax consequences could result for the Shareholders and the Company.

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
The IRS may not agree with certain assumptions and conventions that the Company uses in order to comply with applicable U.S. federal income tax laws or that the Company uses to report income, gain, loss, deduction, and credit to Shareholders.
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
Under the Foreign Account Tax Compliance Act of 2010 (“FATCA”), certain payments made by the Company may be subject to a 30% federal withholding tax, unless certain requirements are met.
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
KKR’s Chief Information Security Officer (the “KKR CISO”) leads an information security team (the “KKR information security team”) whose responsibilities include securing data from unauthorized use or access. The cybersecurity strategy and program at KKR’s asset management business includes, among other things, annual employee training about cybersecurity risks and new employee onboarding about KKR’s security policies.
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
The KKR CISO is a member of KKR’s Operational Risk Committee. The Operational Risk Committee is comprised of senior employees from across KKR’s asset management business and operating functions. The committee focuses on significant operating and business risks, which includes among others, regulatory, cybersecurity, operational, geopolitical, and reputational risks, and is responsible for ensuring risks are identified, assessed, managed and mitigated effectively. The cybersecurity risk environment for KKR’s asset management business includes identifying and monitoring KKR’s technology risks, including those related to information security, business disruption, fraud and privacy related risks, and also promoting cybersecurity awareness at KKR.
At least annually, KKR’s CISO and/or other members of the KKR information security team will present to the Board on various topics relating to KKR’s technology risks, including KKR’s cybersecurity program, the current cybersecurity threat landscape, and risk management. For a discussion of how risks from cybersecurity threats affect the Company’s business, see “Item 1A. Risk Factors—Risks Related to Our Structure—Cybersecurity risks could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.”
Cybersecurity Risk Management and Strategy
KKR’s asset management business has a cybersecurity incident response plan, which was developed taking into account industry standard guidance provided by institutes such as the National Institute of Standards and Technology. This plan is a key component of the cybersecurity program, which is generally incorporated within KKR’s enterprise risk management framework. The cybersecurity incident response plan includes details on the cybersecurity incident response management team, which includes members of the Company’s management team. The KKR CISO and KKR’s Chief Compliance Officer co-chair a cybersecurity incident response team (“KKR CIRT”), which aims to manage and mitigate the risk and impact of cybersecurity breach events at KKR’s asset management business, including those arising from third-party service providers, including but not limited to, those providers that have access to KKR’s customer and employee data. Cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform cybersecurity-related diligence on third parties that have access to our systems, data or facilities. In addition to the KKR CISO and KKR’s Chief Compliance Officer, the KKR CIRT includes members of KKR’s legal, technology, compliance, risk, public affairs, human capital and finance groups. The Company also has a cybersecurity incident response plan that is consistent with that of KKR’s asset management business and has established a notification decision framework to determine when the KKR CIRT will provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including members of the Company management and the Board.
The KKR information security team undertakes a variety of measures to monitor and manage the cybersecurity risks of KKR’s asset management business. KKR’s technology platforms and applications are designed to enable it to monitor user and network behavior at KKR’s asset management business, identify threats using certain analytics, and mitigate attacks across various layers of the enterprise. The KKR information security team conducts regular internal and external audits with third-party cybersecurity experts to identify and evaluate potential weaknesses in its cybersecurity systems. In addition, the KKR information security team conducts periodic phishing simulations, as well as periodic employee training on KKR’s security policies and controls and provides other security trainings as part of new employee onboarding. Additionally, the KKR CIRT conducts periodic tabletop exercises simulating a cybersecurity breach at KKR.
As of the date of this Annual Report on Form 10-K, we do not believe that our business strategy, results of operations or financial conditions have been materially affected by any cybersecurity incidents for the period covered by this Annual Report on Form 10-K. However, companies like us, as well as our employees, service providers and other third parties, have experienced information security and cybersecurity attacks in the past and will likely continue to be the target of increasingly sophisticated cyber actors. For a discussion of how risks from cybersecurity threats may affect the Company’s business, see “Item 1A. Risk Factor—Risks Related to Our Structure—Cybersecurity risks could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.”
Item 2.    Properties
Our corporate headquarters are located at 30 Hudson Yards, New York, NY 10001, and are provided by the Manager. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
Item 3.    Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.

Part II.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Shares

The Company’s Shares are not listed or traded on any recognized securities exchange. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Asset Value” for a discussion of the Company’s calculation of net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. The Company’s transactional net asset value is the price at which we sell and repurchase our Shares.

Holders

As of February 28, 2025, the Company had the below number of holders of each outstanding class of Shares:

Class	Number of Holders
Class D Shares	85
Class I Shares	498
Class U Shares	1,165
Class R-D Shares	996
Class R-I Shares	4,897
Class R-U Shares	18,496
Class F Shares	5
Class G Shares	1
Class H Shares	1
Distributions

The Company did not declare or pay any distributions during the year ended December 31, 2024. We do not expect to make distributions on a regular basis. See “Item 1. Business—Distributions.”

Issuer Purchases of Equity Securities

During the three months ended December 31, 2024, the Company repurchased Shares in the following amounts:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2024 to October 31, 2024	—	—	—	—
November 1, 2024 to November 30, 2024	46,946	$28.35	46,946	—
December 1, 2024 to December 31, 2024	—	—	—	—
Total	46,946	$28.35	46,946	—

(1) The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares, Class R-I Shares or Class F Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV attributable to such classes of Shares per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). See “Part I, Item 1. Business–Share Repurchases” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for more information regarding the Company’s share repurchase plan.

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
A key part of our strategy is to form Joint Ventures by pooling capital with one or more KKR Vehicles that target acquisitions of portfolio companies that are compatible with our business strategy. We expect that we will own nearly all of our portfolio companies through Joint Ventures alongside one or more KKR Vehicles and that the Joint Ventures will be managed in a way that reflects the commonality of interests between the KKR Vehicles and the Company. The Company and the KKR Vehicles in a Joint Venture both have a shared interest in maximizing value of the Joint Venture, and we believe that a joint acquisition strategy that pools the resources of the KKR Vehicles and the Company leads to greater opportunities to gain sufficient influence or control over portfolio companies and leverages KKR’s operations-oriented management approach to value creation with the objective of achieving capital appreciation for all interest holders in the Joint Venture. We currently own, and expect to own in the future, all or substantially all of our Joint Venture interests in portfolio companies directly or indirectly through one of our wholly owned Operating Subsidiaries, In turn, each Operating Subsidiary holds our interests in portfolio companies and Joint Ventures through one or more corporations, limited liability companies or limited partnerships. We expect that most of our Joint Ventures will own a majority of, and/or have primary control over, the underlying portfolio company. The Company and the applicable KKR Vehicle will hold the interests in each portfolio company as co-general partners of the relevant Joint Venture, but the relative economic interests in such Joint Venture will vary from acquisition to acquisition. In limited circumstances, we may also invest some portion of our capital into portfolio companies indirectly through vehicles we do not control. We may occasionally be a passive investor into a vehicle that holds an investment in a single portfolio company. We may also make investments into vehicles controlled by an external adviser where we do not have direct input into the underlying investments.
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
We may also opportunistically acquire a limited amount of indirect exposure to multiple portfolio companies by acquiring interests in multi-asset vehicles controlled by an investment manager (“commingled funds”), which may include newly formed funds and certain “continuation vehicles.” The Company may invest into vehicles managed by an affiliate of KKR or it may invest into vehicles managed by third parties, primarily through secondary transactions with existing limited partners but also through direct subscription with the sponsor(s) of such vehicles. Our acquisition strategy may also include equity-like investments in preferred and/or structured equity securities as well as opportunistic credit and debt strategies. While none of these approaches are principal to the Company’s business strategy, we believe that in certain circumstances, such investments may complement the Joint Venture strategy as a ready source of capital deployment at efficient prices and may otherwise help the Company achieve its objective of generating attractive risk-adjusted returns for shareholders (“Shareholders”). To the extent we pursue any of the foregoing approaches, we expect to do so in a manner consistent with maintaining our exclusion from registration under the Investment Company Act.
The funds, investment vehicles and accounts managed, now or in the future, by KKR, the Manager or any of their respective affiliates (excluding for this purpose, KKR proprietary entities), including funds, investment vehicles and accounts pursuing the following strategies: private equity (including growth equity, impact, and core strategies), credit (including (i) leveraged credit strategies, including leveraged loan, high-yield bond, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including strategic investments and private credit strategies such as direct lending and private opportunistic credit (or junior mezzanine debt) acquisition strategies) and real asset strategies (including real estate, energy and infrastructure strategies), are collectively referred to herein as “KKR Vehicles.”
We conduct a continuous private offering of our Shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”), including under Regulation D and Regulation S. As of December 31, 2024, we offered eight classes of investor shares: Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, the “Investor Shares” and, collectively with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”). As of January 2, 2025, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares were no longer available for purchase. We may offer additional classes of Investor Shares in the future.

Recent Developments

Portfolio Company Activity

During the three months ended December 31, 2024, the Company acquired indirect interests in the following portfolio companies:

Portfolio Company	Description
Accountor Group Oy	Accountor Group Oy is a business software provider that offers cloud financial management and human capital software to over 13,000 customers in the Nordics and is based in Espoo, Finland.
Superstruct Entertainment Ltd.	Superstruct Entertainment Ltd. is a live entertainment platform that owns and operates mostly European festivals and is based in London, United Kingdom.
Instructure Inc.	Instructure Inc. is an education technology company that operates Canvas, a market leading learning management system across both higher education and K-12 end markets and is based in Salt Lake City, Utah.
Janney Montgomery Scott	Janney Montgomery Scott is a leading wealth management, investment banking, and asset management firm and is based in Philadelphia, Pennsylvania.
FGS Global Inc	FGS Global Inc is a preeminent global communications and public affairs consultancy and is based in New York, New York.
Söderberg & Partners Asset Management SA	Söderberg & Partners Asset Management SA is one of the largest providers of wealth management and corporate insurance services in the Nordic region and the Netherlands and is based in Stockholm, Sweden.
Fuji Soft Inc	Fuji Soft Inc is an information technology and software development company and is based in Yokohama, Japan.
Lighthouse Intelligence Ltd	Lighthouse Intelligence Ltd is a leading commercial intelligence platform for the travel and hospitality industry and is based in London, United Kingdom.

In addition, during the same period, the Company completed add-on transactions in two existing portfolio companies, Blue Sprig Pediatrics, Inc. and ReliaQuest, LLC.

The charts below present the diversification of our portfolio companies by strategy, sector and geography as of December 31, 2024, based upon the fair value of the portfolio companies.

STRATEGY	SECTOR

GEOGRAPHY

The chart below presents the Company’s ten largest investments, based upon estimated fair value, as of December 31, 2024:

Portfolio Company	Sector	Country
Cotiviti, Inc.	Health Care	United States
Omnissa, LLC (f/k/a VMware End User Computing)	Information Technology	United States
Söderberg & Partners Asset Management SA	Financials	Sweden
BMC Software	Information Technology	United States
USI Insurance Services LLC	Financials	United States
Fuji Soft Inc	Information Technology	Japan
FGS Global Inc	Industrials	United States
PetVet Care Centers, LLC	Health Care	United States
CIRCOR International, Inc.	Industrials	United States
Instructure Inc.	Information Technology	United States

During January 2025, the Company acquired an indirect interest in the following portfolio companies, as well as completed one add-on transaction in an existing portfolio company, Blue Sprig Pediatrics, Inc.:

Portfolio Company	Description
Maverix Medical, LLC	Maverix Medical, LLC is a platform focused on developing and acquiring diagnostic tools and technologies for lung cancer and is based in Menlo Park, California.
XOi Technologies, Inc.	XOi Technologies, Inc. provides a digital platform for field service professionals, allowing technicians to collect job site data, access equipment information and connect with remote support and is based in Nashville, Tennessee.

Revolving Credit Agreement

On December 23, 2024, certain indirect subsidiaries (collectively, the “Borrowers”) of the Company entered into a revolving credit agreement (the “Credit Agreement”) with Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KKR Capital Markets LLC, an indirect subsidiary of KKR & Co. Inc. and affiliate of the Company, as joint lead arranger, and the lenders party thereto.

Under the Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate initial principal amount of up to $200,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $1,500,000 in the aggregate. The obligations of the Borrowers and guarantors under the Credit

Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Credit Agreement matures on December 23, 2027, unless there is an earlier termination or an acceleration following an event of default.

As of December 31, 2024, the Borrowers did not have an outstanding balance under the Credit Agreement.

Operating Results Highlights

During the year ended December 31, 2024, we raised aggregate subscription proceeds of $3,455,935 related to Investor Shares. These subscription proceeds were used, in part, to acquire our interests in 36 portfolio companies as well as add-on transactions in existing portfolio companies totaling $2,890,667 during the year ended December 31, 2024.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns(1)	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares
Share class inception date	September 1, 2023	June 1, 2024	February 1, 2024	August 1, 2023	August 1, 2023
Three months ended December 31, 2024	0.86%	0.64%	0.79%	0.86%	0.64%
Year ended December 31, 2024	11.83%	7.18%	10.84%	11.69%	10.83%
Inception to date annualized December 31, 2024	10.12%	N/A	N/A	10.77%	9.77%
(1) “Inception to date annualized” for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share, from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company did not declare or pay any distributions from inception through December 31, 2024. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

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

The following table presents our comparative results of operations (in thousands):

	Years Ended December 31,			Years Ended December 31,
	2024	2023	Change	2023	2022(1)	Change
Investment income
Dividend income	$53,104	$4,148	$48,956	$4,148	$—	$4,148
Total investment income	53,104	4,148	48,956	4,148	—	4,148

Operating expenses
Performance participation allocation	52,896	1,508	51,388	1,508	—	1,508
Management fee expense	27,319	459	26,860	459	—	459
Professional fees	9,519	4,190	5,329	4,190	—	4,190
General and administration expenses	6,214	1,811	4,403	1,811	—	1,811
Deferred offering costs amortization	815	581	234	581	—	581
Directors’ fees and expenses	613	214	399	214	—	214
Interest expense	91	52	39	52	—	52
Organization costs	—	4,589	(4,589)	4,589	3,635	954
Total operating expenses	97,467	13,404	84,063	13,404	3,635	9,769
Less: Management fee and expense credits	(28,693)	—	(28,693)	—	—	—
Less: Expenses reimbursed by Manager	(3,170)	(9,816)	6,646	(9,816)	(3,635)	(6,181)
Add: Expenses recouped by Manager	3,433	—	3,433	—	—	—
Less: Interest expense waived by Line of Credit Lender	(14)	(52)	38	(52)	—	(52)
Net operating expenses	69,023	3,536	65,487	3,536	—	3,536
Net investment (loss) income	(15,919)	612	(16,531)	612	—	612

Net realized (loss) gain on investments, foreign currency and foreign currency forward contracts
Net realized (loss) gain on:
Foreign currency forward contracts	(4,485)	—	(4,485)	—	—	—
Investments	4,111	—	4,111	—	—	—
Foreign currency	(869)	—	(869)	—	—	—
Total net realized (loss)	(1,243)	—	(1,243)	—	—	—

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on:
Investments	356,940	8,523	348,417	8,523	—	8,523
Foreign currency translation	(34,101)	1,297	(35,398)	1,297	—	1,297
Foreign currency forward contracts	30,958	(639)	31,597	(639)	—	(639)
Total net change in unrealized appreciation (depreciation) before income taxes	353,797	9,181	344,616	9,181	—	9,181
Provision for income taxes	21,200	—	21,200	—	—	—
Total net change in unrealized appreciation after income taxes	332,597	9,181	323,416	9,181	—	9,181
Net increase in net assets resulting from operations	$315,435	$9,793	$305,642	$9,793	$—	$9,793

(1) Represents the period from December 6, 2022 (date of formation) to December 31, 2022.

A discussion of the results of operations for the years ended December 31, 2024, 2023 and 2022 is as follows:

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

For the year ended December 31, 2024 as compared to the comparable period in 2023, dividend income increased by $48,956. For the years ended December 31, 2024 and 2023, dividend income consisted primarily of income from money market funds. Prior to the commencement of principal operations on August 1, 2023, the Company did not record dividend income.

Expenses

For the year ended December 31, 2024 as compared to the same period in 2023, operating expenses increased by $84,063. We commenced principal operations on August 1, 2023, therefore, a comparison of operating expenses are not meaningful period over period.

For the year ended December 31, 2024, we incurred $97,467 of operating expenses, comprised primarily of a performance participation allocation (“Performance Participation Allocation”) of $52,896, and gross management fees (“Management Fee”) pursuant to the management agreement entered into between the Company and the Manager, (as amended and restated, the “Management Agreement”) earned by the Manager totaling $27,319. For the year ended December 31, 2024, the Company offset $28,693 of Management fees and certain operating expenses. Additionally, we incurred professional fees of $9,519 and general and administrative expenses of $6,214 for the year ended December 31, 2024.

For the year ended December 31, 2023, we incurred $13,404 of operating expenses, comprised primarily of professional fees of $4,190, general and administrative expenses of $1,811, organization costs of $4,589, gross Management Fees pursuant to the Management Agreement earned by the Manager totaling $1,927 and a Performance Participation Allocation of $1,508. For the year ended December 31, 2023, the Company offset $1,468 of Management fees. Organization costs consist of costs incurred to establish the Company and enable it legally to do business.

For the year ended December 31, 2022, we incurred $3,635 of organization costs.

For the years ended December 31, 2024, 2023 and 2022, the Manager agreed to reimburse expenses incurred by the Company pursuant to the Expense Limitation Agreement totaling $3,170, $9,816 and $3,635, respectively. The amounts are subject to recoupment within a three-year period.

For the year ended December 31, 2024, the Manager recouped expenses of $3,433 incurred by the Company, pursuant to the Expense Limitation Agreement. No such expenses were recouped during the years ended December 31, 2023 and 2022.

Going forward, we expect our primary expenses to be the payment of the Management Fee, as well as the Performance Participation Allocation to KKR. We will also bear other capital and operating expenses.

Net Investment (Loss) Income

For the year ended December 31, 2024, net investment loss was $15,919 and for the year ended December 31, 2023, net investment income was $612. Prior to the commencement of principal operations on August 1, 2023, the Company did not record net investment income or loss.

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

For the year ended December 31, 2024, we recorded net realized losses of $1,243, due primarily to realized losses on foreign currency forward contracts of $4,485, partially offset by a realized gain resulting from a partial sale of an asset of $4,111.

We recorded a net change in unrealized appreciation before income taxes of $353,797 for the year ended December 31, 2024, comprised of unrealized appreciation on investments related to the change in value of portfolio companies of $356,940, unrealized depreciation on foreign currency translation related to the change in value based upon changes in foreign currency exchange rates of $34,101 and unrealized appreciation on foreign currency forward contracts of $30,958.

We recorded a net change in unrealized appreciation before income taxes of $9,181 for the year ended December 31, 2023, comprised of unrealized appreciation on investments related to the change in value of portfolio companies of $8,523, unrealized appreciation on foreign currency translation related to the change in value based upon changes in foreign currency exchange rates of $1,297 and unrealized depreciation on foreign currency forward contracts of $639.

Provision for Income Taxes

For the year ended December 31, 2024, we recorded a provision for income taxes of $21,200. The Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level, resulting in a provision for income taxes. No provision for income taxes was recorded for the year ended December 31, 2023.

Changes in Net Assets from Operations

For the year ended December 31, 2024, we recorded a net increase in net assets resulting from operations of $315,435, primarily resulting from the net change in unrealized appreciation related to the change in value of portfolio companies, as well as dividend income, partially offset by the Performance Participation Allocation and provision for income taxes.

For the year ended December 31, 2023, we recorded a net increase in net assets resulting from operations of $9,793, primarily resulting from the net change in unrealized appreciation related to the change in value of portfolio companies, as well as dividend income, partially offset by net operating expenses.

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

Transactional Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our Transactional Net Asset Value is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of our Transactional Net Asset Value as of December 31, 2024 ($ in thousands, except shares):

Components of Transactional Net Asset Value	December 31, 2024
Investments at fair value (cost of $3,585,860)	$3,918,519
Cash and cash equivalents	601,530
Other assets	37,934
Other liabilities	(37,707)
Accrued performance participation allocation	—
Accrued shareholder servicing fees and distribution fees(1)	(3,747)
Management fee payable	—
Transactional Net Asset Value	$4,516,529
Number of outstanding shares	157,460,809

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

Effective January 1, 2025, the Company updated its Transactional Net Asset Value calculation methodology such that the Company may exclude from the calculation of Transactional Net Asset Value as of the relevant valuation date, tax liabilities of certain taxable subsidiaries through which the Company holds portfolio companies that are contingent upon the expected manner of the divestment of the associated underlying portfolio company and are not expected to be recognized by the Company (although the current tax liabilities of any such taxable subsidiaries may be taken into account in determining the fair value of the associated underlying portfolio companies).

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of December 31, 2024 ($ in thousands, except shares and per share data):

Transactional Net Asset Value Per Share	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total
Monthly Transactional Net Asset Value	$899	$3,957	$300,230	$1,501,848	$2,654,297	$55,296	$1	$1	$4,516,529
Number of outstanding shares	31,054	137,406	10,419,393	51,968,235	93,038,669	1,865,972	40	40	157,460,809
Transactional Net Asset Value per Share as of December 31, 2024	$28.94	$28.79	$28.81	$28.90	$28.53	$29.63	$29.64	$29.64

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Statements of Assets and Liabilities to our Transactional Net Asset Value:

December 31, 2024
GAAP Net Asset Value	$4,343,385
Adjustment:
Accrued shareholder servicing fees and distribution fees	173,144
Transactional Net Asset Value	$4,516,529

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for portfolio companies that are valued at fair value as of December 31, 2024:

Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	9.0%	5.0% - 15.0%
	Weight Ascribed to Market Comparables	35.3%	—% - 100.0%
	Weight Ascribed to Discounted Cash Flow	34.0%	—% - 75.0%
	Weight Ascribed to Transaction Price/Other	30.7%	—% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.5x	9.0x - 24.3x
	Enterprise Value / Forward Revenues Multiple	8.5x	2.3x - 10.0x

Discounted Cash Flow	Weighted Average Cost of Capital	11.5%	6.0% - 19.7%
	Enterprise Value / LTM EBITDA Exit Multiple	13.3x	8.5x - 23.0x

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

Input	Hypothetical Change	Portfolio Company Values
Weighted Average Cost of Capital	0.25% decrease	+0.58%
	0.25% increase	–0.57%

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

As of December 31, 2024 and 2023, the fair value of our foreign currency forward contracts was an asset of $30,319 and net liability of $639, respectively. As of December 31, 2024 and 2023, we recorded unrealized appreciation on foreign currency forward contracts of $30,319 and $103, respectively, as an asset in the Consolidated Statements of Assets and Liabilities and unrealized depreciation on foreign currency forward contracts of $— and $742, respectively, as a liability in the Consolidated Statements of Assets and Liabilities.

For the year ended December 31, 2024, we recorded a change in net unrealized appreciation on foreign currency forward contracts of $30,958 and a realized loss on foreign currency forward contracts of $4,485 in the Consolidated Statements of Operations.

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
There may be quarters in which we do not repurchase Shares, and it is possible that we will not repurchase Shares at all for an extended period. The applicable quarterly share repurchase limit, repurchase price and early repurchase fee are calculated based on the Company’s Transactional Net Asset Value. See “Item 1. Business—Share Repurchases” for additional information.
During the year ended December 31, 2024, we redeemed 3,254 shares and 82,646 shares of Class R-I Shares and Class R-U Shares, respectively, pursuant to our redemption plan, at an average price per share of $26.42 and $27.65, respectively. The Company did not repurchase any Shares under the share repurchase plan during the year ended December 31, 2023.

Liquidity and Capital Resources
As of December 31, 2024, the Company had $601,530 in cash and cash equivalents. Our current cash and cash equivalents balance is generally reflective of the cash necessary to fund normal operations.

We expect to generate cash primarily from the net proceeds from our continuous Private Offering, cash flows from our operations, the Line of Credit (as defined in “Note 5. Related Party Transactions” to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K), the Credit Agreement, any other financing arrangements we have entered into and may enter into in the future and any future offerings of our equity or debt securities. We believe that cash provided by such means will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future.

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
Cash Flows

Cash used in operating activities

Net cash flow used in operating activities was $2,836,698 for the year ended December 31, 2024 and is primarily the result of funding the acquisitions of portfolio companies.

Cash provided by financing activities

Net cash flow provided by financing activities was $3,420,221 for the year ended December 31, 2024, which primarily reflects the proceeds from the sale of Shares pursuant to our continuous Private Offering, partially offset by the repayment of the Line of Credit.
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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgements and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder servicing fees and distribution fees entail uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of December 31, 2024, the Company has accrued $176,891 of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class R-U Shares, Class R-D Shares and Class U Shares sold.
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
Contractual Obligations
See “Note 9. Commitments and Contingencies,” to our consolidated financial statements in this Annual Report on Form 10-K for any contractual obligations and commitments with payments due subsequent to December 31, 2024.

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

Changes in Fair Value

All of our portfolio companies as of December 31, 2024 are reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on portfolio companies held as of December 31, 2024, we estimate that an immediate 10% decrease in the fair value of portfolio companies generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of the portfolio companies as of December 31, 2024, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III portfolio companies would result in a decline in net increase in net assets resulting from operations of $391,852, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our portfolio companies were denominated as of December 31, 2024 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $27,655, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our fixed income investments to increase. As of December 31, 2024, we had no indebtedness.

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

Item 8.    Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	97
Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023	98
Consolidated Statements of Operations for the years ended December 31, 2024 and 2023 and for the period from December 6, 2022 (Date of Formation) through December 31, 2022	99
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2024 and December 31, 2023	100
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023	101
Condensed Consolidated Schedules of Investments as of December 31, 2024 and 2023	103
Notes to Consolidated Financial Statements	107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of KKR Private Equity Conglomerate LLC
Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of KKR Private Equity Conglomerate LLC (the "Company"), including the condensed consolidated schedules of investments as of December 31, 2024 and 2023, the related consolidated statements of operations for the years then ended and for the period December 6, 2022 (date of formation) through December 31, 2022, and the consolidated statements of changes in net assets and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations for the years then ended and for the period December 6, 2022 (date of formation) through December 31, 2022, and changes in its net assets and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian and investees; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
San Francisco, CA
March 12, 2025
We have served as the auditor of the Company since 2022.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2024	December 31, 2023
Assets
Investments at fair value (cost of $3,585,860 and $703,790)	$3,918,519	$713,610
Cash and cash equivalents	601,530	18,007
Prepaids and other assets	240	243
Dividends receivable	2,366	307
Unrealized appreciation on foreign currency forward contracts	30,319	103
Deferred financing costs, net	5,009	—
Deferred offering costs, net	—	815
Due from Manager	—	13,451
Total assets	4,557,983	746,536

Liabilities
Line of Credit	—	19,200
Accrued performance participation allocation	—	1,508
Accrued shareholder servicing fees and distribution fees	176,891	40,309
Directors’ fees and expenses payable	151	137
Other accrued expenses and liabilities	5,153	2,133
Deferred income taxes	21,200	—
Unrealized depreciation on foreign currency forward contracts	—	742
Due to Manager	11,203	14,471
Total liabilities	214,598	78,500

Commitments and contingencies (Note 9)

Net assets	$4,343,385	$668,036

Net assets are comprised of:
Class I Shares, 31,054 and 69,695 shares authorized, issued and outstanding	$899	$1,804
Class U Shares, 137,406 and 0 shares authorized, issued and outstanding	3,701	—
Class R-D Shares, 10,419,393 and 0 shares authorized, issued and outstanding	294,461	—
Class R-I Shares, 51,968,235 and 4,452,158 shares authorized, issued and outstanding	1,501,848	115,196
Class R-U Shares, 93,038,669 and 22,941,060 shares authorized, issued and outstanding	2,487,178	550,983
Class F Shares, 1,865,972 and 1,967 shares authorized, issued and outstanding	55,296	51
Class G Shares, 40 and 40 shares authorized, issued and outstanding	1	1
Class H Shares, 40 and 40 shares authorized, issued and outstanding	1	1
Net assets	$4,343,385	$668,036
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands)

	Years Ended December 31,
	2024	2023	2022(1)
Investment income
Dividend income	$53,104	$4,148	$—
Total investment income	53,104	4,148	—

Operating expenses
Performance participation allocation	52,896	1,508	—
Management fee expense	27,319	459	—
Professional fees	9,519	4,190	—
General and administrative	6,214	1,811	—
Deferred offering costs amortization	815	581	—
Directors’ fees and expenses	613	214	—
Interest expense	91	52	—
Organization costs	—	4,589	3,635
Total operating expenses	97,467	13,404	3,635
Less: Management fee and expense credits	(28,693)	—	—
Less: Expenses reimbursed by Manager	(3,170)	(9,816)	(3,635)
Add: Expenses recouped by Manager	3,433	—	—
Less: Interest expense waived by Line of Credit Lender	(14)	(52)	—
Net operating expenses	69,023	3,536	—
Net investment (loss) income	(15,919)	612	—

Net realized (loss) gain on investments, foreign currency and foreign currency forward contracts
Net realized (loss) gain on:
Foreign currency forward contracts	(4,485)	—	—
Investments	4,111	—	—
Foreign currency	(869)	—	—
Total net realized loss	(1,243)	—	—

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on:
Investments	356,940	8,523	—
Foreign currency translation	(34,101)	1,297	—
Foreign currency forward contracts	30,958	(639)	—
Total net change in unrealized appreciation (depreciation) before taxes	353,797	9,181	—
Provision for income taxes	21,200	—	—
Total net change in unrealized appreciation after income taxes	332,597	9,181	—
Net increase in net assets resulting from operations	$315,435	$9,793	$—
(1) Represents the period from December 6, 2022 (date of formation) to December 31, 2022.

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Amounts in Thousands)

	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class E Shares		Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2023	$1,804	$—	$—	$115,196	$550,983	$—		$51	$1	$1	$668,036
Consideration from the issuance of shares	879	3,725	286,395	1,275,778	1,889,158	—		54,750	—	—	3,510,685
Repurchase of shares	—	—	—	(86)	(2,285)	—		—	—	—	(2,371)
Early repurchase fee	—	—	7	39	71	—		1	—	—	118
Transfers in	—	—	—	7,901	—	—		—	—	—	7,901
Transfers out	(1,818)	—	(689)	—	(5,394)	—		—	—	—	(7,901)
Net (decrease) increase in net assets resulting from capital activity	(939)	3,725	285,713	1,283,632	1,881,550	—		54,751	—	—	3,508,432
Net investment (loss) income	—	(15)	(508)	(5,242)	(10,454)	—		300	—	—	(15,919)
Net realized loss	—	(1)	(195)	(395)	(636)	—		(16)	—	—	(1,243)
Net change in unrealized appreciation	34	265	15,552	108,657	207,879	—		210	—	—	332,597
Net increase in net assets resulting from investment operations	34	249	14,849	103,020	196,789	—		494	—	—	315,435
Accrued shareholder servicing fees and distribution fees	—	(273)	(6,101)	—	(142,144)	—		—	—	—	(148,518)
Balance at December 31, 2024	$899	$3,701	$294,461	$1,501,848	$2,487,178	$—		$55,296	$1	$1	$4,343,385

Balance at December 31, 2022	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—	$1
Consideration from the issuance of shares	1,775	—	—	113,974	583,390	107,863		51	—	1	807,054
Repurchase of shares	—	—	—	—	—	(107,863)		—	—	—	(107,863)
Accrued shareholder servicing fees and distribution fees	—	—	—	—	(40,949)	—		—	—	—	(40,949)
Net investment income	6	—	—	237	369	—		—	—	—	612
Net change in unrealized appreciation	23	—	—	985	8,173	—		—	—	—	9,181
Balance at December 31, 2023	$1,804	$—	$—	$115,196	$550,983	$—		$51	$1	$1	$668,036
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years Ended December 31,
	2024	2023
Operating activities
Net increase in net assets from operations	$315,435	$9,793
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(356,940)	(8,523)
Net change in unrealized (appreciation) depreciation on foreign currency translation	34,101	(1,297)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(30,958)	639
Realized gain on investments	(4,111)	—
Deferred offering costs amortization	815	581
Deferred financing cost amortization	41	—
Class F Shares issued as payment of directors’ fees and expenses	345	51
Class F Shares issued as payment of performance participation allocation	54,404	—
Acquisition of portfolio companies	(2,890,667)	(595,928)
Proceeds from sales of and repayments from interests in portfolio companies	12,708	—
Changes in operating assets and liabilities:
Change in prepaids and other assets	3	(243)
Change in deferred offering costs, net	—	(1,238)
Change in accrued performance participation allocation	(1,508)	1,508
Change in due from Manager	13,451	(9,816)
Change in deferred income taxes	21,200	—
Change in dividends receivable	(2,059)	(307)
Change in other accrued expenses and liabilities	3,020	2,133
Change in directors’ fees and expenses payable	14	137
Change in organization costs payable	—	(3,635)
Change in offering costs payable	—	(158)
Change in due to Manager	(5,992)	13,832
Net cash used in operating activities	(2,836,698)	(592,471)
Financing activities
Proceeds from issuance of shares	3,455,935	699,140
Proceeds from Line of Credit	—	19,200
Repayment on Line of Credit	(19,200)	—
Payment of deferred financing costs	(5,050)	—
Payment of offering costs	(1,397)	—
Payments of shareholder servicing fees and distribution fees	(7,814)	—
Repurchase of shares	(2,253)	(107,863)
Net cash provided by financing activities	3,420,221	610,477
Net increase in cash and cash equivalents	583,523	18,006
Cash and cash equivalents, beginning of period	18,007	1
Cash and cash equivalents, end of period	$601,530	$18,007

	Years Ended December 31,
	2024	2023
Supplemental Disclosure of Non-Cash Financing Activities
Change in shareholder servicing fees and distribution fees payable	$148,518	$—
Shares issued in exchange for interests in portfolio companies	—	107,863
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2024
(Amounts in Thousands)

Issuer	Asset	Industry	Geography(1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Information Technology - 30.0%
Omnissa	Equity interest held through KKR Modena Aggregator L.P.	Information Technology	Americas	Level III	USD	N/A	N/A	384,000	8.9%
Other investments in portfolio companies(2)		Information Technology	(3)	Level III	Various	N/A	N/A	917,216	21.1%
Health Care - 21.5%
Cotiviti Holdings, Inc.	Equity interest held through KKR Compass Aggregator L.P.	Health Care	Americas	Level III	USD	N/A	N/A	528,000	12.2%
Other investments in portfolio companies(2)		Health Care	(4)	Level III	Various	N/A	N/A	405,141	9.3%
Industrials - 14.4%
Other investments in portfolio companies(2)		Industrials	(5)	Level III	Various	N/A	N/A	627,216	14.4%
Financials - 12.7%
Other investment in portfolio companies(2)		Financials	(6)	Level III	Various	N/A	N/A	550,118	12.7%
Consumer Discretionary - 8.2%
Other investments in portfolio companies(2)		Consumer Discretionary	(7)	Level III	Various	N/A	N/A	355,842	8.2%
Communication Services - 2.2%
Other investments in portfolio companies(2)		Communication Services	(8)	Level III	Various	N/A	N/A	95,640	2.2%
Materials - 0.7%
Other investment in portfolio company		Materials	Americas	Level III	USD	N/A	N/A	30,400	0.7%
Consumer Staples - 0.6%
Other investment in portfolio company		Consumer Staples	EMEA	Level III	USD	N/A	N/A	24,946	0.6%
Total Portfolio Companies (cost of $3,585,860)								$3,918,519	90.3%

Foreign Currency Forward Contracts
Goldman Sachs	Goldman Sachs	N/A	N/A	Level II	EUR	October 7, 2025	97,300	7,186	0.2%
Goldman Sachs	Goldman Sachs	N/A	N/A	Level II	JPY	October 7, 2025	23,020,000	6,042	0.2%
Nomura International plc	Nomura International plc	N/A	N/A	Level II	EUR	October 7, 2025	61,400	4,643	0.1%
Goldman Sachs	Goldman Sachs	N/A	N/A	Level II	EUR	October 7, 2025	36,500	2,452	0.1%
Barclays Bank PLC	Barclays Bank PLC	N/A	N/A	Level II	EUR	October 7, 2025	36,500	2,434	0.1%

Nomura International plc	Nomura International plc	N/A	N/A	Level II	JPY	October 7, 2025	2,470,000	1,616	—%
Nomura International plc	Nomura International plc	N/A	N/A	Level II	EUR	October 7, 2025	27,000	1,364	—%
Nomura International plc	Nomura International plc	N/A	N/A	Level II	EUR	October 7, 2025	59,600	1,359	—%
Barclays Bank PLC	Barclays Bank PLC	N/A	N/A	Level II	EUR	October 7, 2025	17,200	1,271	—%
Barclays Bank PLC	Barclays Bank PLC	N/A	N/A	Level II	CNH	October 9, 2025	140,000	1,018	—%
Goldman Sachs	Goldman Sachs	N/A	N/A	Level II	AUD	October 7, 2025	11,300	711	—%
Nomura International plc	Nomura International plc	N/A	N/A	Level II	SEK	October 7, 2025	95,000	144	—%
Nomura International plc	Nomura International plc	N/A	N/A	Level II	AUD	October 7, 2025	1,000	63	—%
Royal Bank of Canada	Royal Bank of Canada	N/A	N/A	Level II	SEK	October 7, 2025	844,000	16	—%
Total Foreign Currency Forward Contracts								$30,319	0.7%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	$600,933	13.8%
Total Investments in Money Market Funds (cost of $600,933)								$600,933	13.8%

Total Investments and Cash Equivalents (cost of $4,186,793)								$4,549,771	104.8%
(1) The estimated fair value of our portfolio companies in the Americas, EMEA and Asia Pacific as a percentage of net assets was approximately 68.0%, 16.8% and 5.5%, respectively, as of December 31, 2024. The cost basis of portfolio companies in Americas, EMEA and Asia Pacific were $2,635,761, $709,605 and $240,494, respectively. The fair value of portfolio companies in Americas, EMEA and Asia Pacific were $2,950,613, $729,098 and $238,808, respectively.
(2) There were no single investments included in this category that exceeded 5% of net assets.
(3) 57.7% of fair value shown is domiciled in Americas, 21.7% in Asia Pacific and 20.6% in EMEA.
(4) 65.2% of fair value shown is domiciled in Americas, 28.9% in EMEA and 5.9% in Asia Pacific.
(5) 98.8% of fair value shown is domiciled in Americas and 1.2% in EMEA.
(6) 51.3% of fair value shown is domiciled in Americas and 48.7% in EMEA.
(7) 78.9% of fair value shown is domiciled in Americas, 16.6% in EMEA and 4.5% in Asia Pacific.
(8) 65.7% of fair value shown is domiciled in EMEA and 34.3% in Americas.

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

K-PEC conducts a continuous private offering of its investor shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act of 1933, as amended) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S. As of December 31, 2024, we offered eight classes of investor shares: Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, the “Investor Shares” and, together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”). As of January 2, 2025, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares were no longer available for purchase. We may offer additional classes of Investor Shares in the future.

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

Reclassifications

During the year ended December 31, 2024, the Company reclassified $4,190 for the year ended December 31, 2023 out of General and administrative expense and into Professional fees on the Consolidated Statements of Operations. This reclassification had no impact on Net increase in net assets resulting from operations.

Cash and Cash Equivalents
Cash and cash equivalents consists primarily of money market funds with financial institutions that invest in securities with maturities of three or fewer months. As of December 31, 2024 and 2023, the Company was invested in the Morgan Stanley Institutional Liquidity Funds Government Portfolio.
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

Level III — Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at December 31, 2024 and 2023 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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

For a particular tax‑paying component of an entity and within a particular tax jurisdiction, deferred tax assets and liabilities are offset and presented as a single amount within Prepaids and other assets or Deferred income taxes, as applicable.

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

Performance Participation Allocation

Under the Amended and Restated Limited Liability Company Agreement of the Company (as amended from time to time, the “LLC Agreement”), so long as the Management Agreement has not been terminated, KKR will be entitled to receive a Performance Participation Allocation equal to 15.0% of the Total Return attributable to Investor Shares, subject to a 5.0% Hurdle Amount and a High Water Mark, with a 100% Catch-Up (each as defined in the LLC Agreement) (the “Performance Participation Allocation”). The Performance Participation Allocation will be measured and paid on an annual basis and accrued monthly. See “Note 5. Related Party Transactions” below for further detail. Such Performance Participation Allocation is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares. KKR may elect to receive the Performance Participation Allocation in cash and/or Class F Shares. If the Performance Participation Allocation is paid in Class F Shares, such Shares may be repurchased at KKR’s request and are subject to the repurchase limitations of our share repurchase plan.

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
Organization and Offering Costs
Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. For the year ended December 31, 2023 and from the date of formation through December 31, 2022, the Company incurred organization costs of $4,589 and $3,635, respectively. No such costs were incurred during the year ended December 31, 2024.
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement. Offering costs are accounted for as deferred costs until operations begin. Offering costs incurred prior to the Company’s Initial Offering (defined below) are amortized over the first twelve months of operations on a straight-line basis. During the years ended December 31, 2024 and 2023, we recorded deferred offering cost amortization of $815 and $581, respectively.

Adoption of New and Revised Accounting Standards

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023- 07, Segment Reporting (“Topic 280”) (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and requires disclosure of the title of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measure of segment profit or loss to assess segment performance and allocate resources. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the adoption of this standard impacted financial statement disclosures only and did not affect the Company’s financial position or results of operations.
3.Investments

Summarized Portfolio Company Financial Information

The following table presents unaudited summarized financial information, in the aggregate, for the portfolio companies in which the Company has an indirect equity interest. Amounts provided do not represent the Company’s proportionate share:

	December 31, 2024	December 31, 2023
Cash	$4,887,231	$1,313,260
Other assets	91,116,569	27,990,566
Total assets	96,003,800	29,303,826
Debt	41,765,043	13,802,789
Other liabilities	25,492,435	5,891,753
Total liabilities	67,257,478	19,694,542
Members’ equity	$28,746,322	$9,609,284

	Years Ended December 31,
	2024	2023
Revenues	$22,442,219	$2,465,287
Expenses	23,334,468	2,659,931
Loss before taxes	(892,249)	(194,644)
Income tax expense	330,605	18,206
Consolidated net loss	(1,222,854)	(212,850)
Net loss (income) attributable to non-controlling interests	51	(92)
Net loss	$(1,222,803)	$(212,942)

The net loss above represents the aggregated net loss attributable to the controlling interests in each of the Company’s portfolio companies and does not represent the Company’s proportionate share of loss.

During the year ended December 31, 2024, the Company purchased an interest in a portfolio company from a third-party seller for $149,691 and recorded unrealized appreciation of $34,309 in connection with the investment acquired.

4. Fair Value Measurements - Investments
The following tables present fair value measurements of investments, by major class, according to the fair value hierarchy:

	December 31, 2024
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	$—	$—	$3,918,519	$3,918,519
Unrealized appreciation on foreign currency forward contracts	—	30,319	—	30,319
Investments in Money Market Funds	600,933	—	—	600,933
Total	$600,933	$30,319	$3,918,519	$4,549,771

	December 31, 2023
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	$—	$—	$713,610	$713,610
Unrealized depreciation on foreign currency forward contracts	—	(742)	—	(742)
Unrealized appreciation on foreign currency forward contracts	—	103	—	103
Investments in Money Market Funds	18,007	—	—	18,007
Total	$18,007	$(639)	$713,610	$730,978

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the year ended December 31, 2024:

Investments	Balance as of December 31, 2023	Purchases	Sales and Proceeds from Investments	Change in Gain (Loss) included in Net Assets	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of December 31, 2024
Portfolio companies	$713,610	$2,890,667	$(12,708)	$4,111	$356,940	$(34,101)	$3,918,519

The total change in unrealized appreciation (depreciation) included in the Statements of Operations within net change in unrealized appreciation (depreciation) for the year ended December 31, 2024 attributable to Level III investments and foreign currency translation still held at December 31, 2024 was $356,940 and $(34,101), respectively.

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

The following tables present the quantitative information about Level III fair value measurements of the Company’s portfolio companies as of December 31, 2024 and 2023:

Level III Assets	Fair Value December 31, 2024	Valuation Methodology and Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$3,918,519	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	9.0%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	35.3%	—% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	34.0%	—% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	30.7%	—% - 100.0%	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.5x	9.0x - 24.3x	Increase
			Enterprise Value / Forward Revenues Multiple	8.5x	2.3x - 10.0x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	11.5%	6.0% - 19.7%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	13.3x	8.5x - 23.0x	Increase

Level III Assets	Fair Value December 31, 2023	Valuation Methodology and Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$713,610	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	7.4%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	25.0%	—% - 50.0%	(4)
			Weight Ascribed to Discounted Cash Flow	40.2%	—% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	34.8%	—%- 100.0%	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.6x	7.5x - 17.8x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	11.6%	8.5% - 18.2%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	14.9x	8.5x - 17.5x	Increase

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

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee (the “Management Fee”) from the Company in an amount equal to (i) 1.25% per annum of the month-end Net Asset Value (“NAV”) attributable to Class S Shares, Class D Shares, Class U Shares and Class I Shares and (ii) 1.00% per annum of the month-end NAV attributable to Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares for a 60-month period following August 1, 2023 (the “Initial Offering”), and 1.25% per annum of the month-end NAV attributable to such Shares thereafter, each before giving effect to accruals for the Management Fee, the Distribution Fee (as defined herein), the Servicing Fee (as defined herein), the Performance Participation Allocation (as defined herein), share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds a portfolio company, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Company’s transactional net asset value (“Transactional Net Asset Value”), which is used to determine the price at which the Company sells and repurchases its Shares.

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

For the years ended December 31, 2024 and 2023, the Manager earned $27,319 and $1,927 in gross Management Fees, respectively. For the years ended December 31, 2024 and 2023, the Company offset Management Fees and certain operating expenses of $28,693 and $1,468, respectively.

As of December 31, 2024 and 2023, there were unapplied credits of $42,660 and $12,403, respectively, to be carried forward that relate to Other Fees earned.

As of December 31, 2024 and 2023, the Company did not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

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

During the years ended December 31, 2024 and 2023, the Company recognized a Performance Participation Allocation of $52,896 and $1,508, respectively, in the Consolidated Statements of Operations. As of December 31, 2023, a Performance Participation Allocation accrual of $1,508 was recorded in the Consolidated Statements of Assets and Liabilities. No such accrual was recorded as of December 31, 2024.

On October 1, 2024, the Company issued 1,851,319 Class F Shares to KKR in satisfaction of the Performance Participation Allocation liability of $54,396 due to KKR as of September 30, 2024. Additionally, during the year ended December 31, 2024, the Company issued 284 Class F Shares to the Class H Member totaling $8, in satisfaction of the Performance Participation Allocation resulting from repurchases of Investor Shares.

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

Refer to “Note 6. Credit Facility” for further discussion over additional transactions with the Dealer-Manager.

Distribution Fees and Servicing Fees

The Company pays KKR Capital Markets LLC ongoing distribution and servicing fees (a) of 0.85% of NAV per annum for Class S Shares, Class U Shares, Class R-S Shares and Class R-U Shares only (consisting of a 0.60% distribution fee (the “Distribution Fee”) and a 0.25% shareholder servicing fee (the “Servicing Fee”)), accrued and payable monthly and (b) of 0.25% for Class D Shares and Class R-D Shares only (all of which constitutes payment for shareholder services, with no payment for distribution services) in each case as accrued, and payable monthly. Such Distribution Fee and Servicing Fee are calculated based on the Transactional Net Asset Value. None of the Class I Shares, Class R-I Shares, Class E Shares, Class F Shares, Class G Shares or Class H Shares incur the Distribution Fee or the Servicing Fee. The Dealer Manager generally expects to reallow the Distribution Fee and the Servicing Fee to participating broker dealers or other intermediaries. The Company may also pay for certain sub-transfer agency, platform, sub-accounting and administrative services outside of the Distribution Fee and the Servicing Fee.

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. As of December 31, 2024 and 2023, the Company has accrued

$176,891 and $40,309, respectively, of Servicing Fees and Distribution Fees payable to the Dealer Manager (as defined below) related to Class R-U Shares, Class R-D Shares and Class U Shares sold.
Expense Limitation and Reimbursement Agreement

Pursuant to an Amended and Restated Expense Limitation and Reimbursement Agreement, through and including June 30, 2025 (the “Expense Limitation Agreement”), the Manager has agreed to forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.60% of the Company’s net assets as of the end of each calendar month. The Company has agreed to carry forward the amount of any foregone management fee and expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manger, within three years from the end of the month in which the Manager waived or reimbursed such fees or expenses, but only if and to the extent that such Specified Expenses plus any recoupment do not exceed 0.60% of the Company’s net assets at the end of each calendar month. The Manager may recapture a Specified Expense in the same year it is incurred. This arrangement cannot be terminated prior to June 30, 2025, without the Board’s consent. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the management fee, (ii) the Performance Participation Allocation, (iii) the Servicing Fee, (iv) the Distribution Fee, (v) portfolio company or joint venture level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees and officers of the Company), (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

The Company has agreed that its obligations under the Expense Limitation Agreement shall survive termination of the Expense Limitation Agreement. Further, upon dissolution, liquidation sale of substantially all of the assets of the Company or termination of the Management Agreement, including termination of the Management Agreement by the Company, the Company has agreed first to reimburse the Manager any amounts previously reimbursed by the Manager to the Company under the Expense Limitation Agreement in excess of the total management fee that would have otherwise been due to the Manager by the Company.

For the years ended December 31, 2024, 2023 and 2022, the Manager agreed to reimburse expenses of $3,170, $9,816 and $3,635, respectively, incurred by the Company pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a three year period.

For the year ended December 31, 2024, the Manager recouped expenses of $3,433 incurred by the Company, pursuant to the Expense Limitation Agreement. No such expenses were recouped during the years ended December 31, 2023 and 2022.

As of December 31, 2023, the Company recorded $13,451 as Due from Manager related to amounts waived under the Expense Limitation Agreement to date. No such amounts were Due from Manager as of December 31, 2024. As of December 31, 2024 and 2023, the Company recorded $11,203 and $14,471, respectively, as Due to Manager related to amounts paid by the Manager on behalf of the Company.

The following table reflects the amounts subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager as of December 31, 2024:

Three Months Ended	Amount	Last Expiration Date
December 31, 2022	$202	December 31, 2025
March 31, 2023	1,838	March 31, 2026
June 30, 2023	1,938	June 30, 2026
September 30, 2023	3,269	September 30, 2026
December 31, 2023	2,771	December 31, 2026
March 31, 2024	2,211	March 31, 2027
June 30, 2024	959	June 30, 2027
Total	$13,188

As of December 31, 2024, management believed that it was not probable for the Company to be required to reimburse the expenses waived by the Manager.

Acquisition of Interests in Portfolio Companies

During the year ended December 31, 2023, the Company issued Class E Shares of the Company to KKR Alternative Assets LLC, an indirect subsidiary of KKR, for aggregate consideration of $107,863 in exchange for the contribution to the Company of interests in five portfolio companies. The Company also purchased interests in portfolio companies from KKR Alternative Assets LLC for aggregate consideration of $270,753 in exchange for cash and borrowings under the Line of Credit (defined below).

During the year ended December 31, 2024, the Company purchased interests in portfolio companies from an investment vehicle that is managed by an affiliate of the Manager for $348,432 and recorded unrealized appreciation of $33,046 in connection with the interests acquired. Additionally, the Company purchased an interest in a portfolio company from an affiliated KKR-sponsored investment vehicle alongside the relevant flagship private equity vehicle as part of a sale and purchase between successive fund vintages for $210,000.

Class H Shares Issuance

On July 27, 2023, the Company issued to K-PRIME GP LLC, an indirect subsidiary of KKR, a total of 40 Class H Shares of the Company at $25.00 per Class H Share for aggregate consideration of $1.
Line of Credit

On December 20, 2023, certain wholly-owned subsidiaries of the Company, as may be added and removed from time to time (the “Line of Credit Borrowers”), entered into an unsecured, uncommitted line of credit, which was further amended on March 21, 2024 (the “Line of Credit”) to provide for up to a maximum aggregate principal amount of $300,000 with KKR Alternative Assets LLC (the “Line of Credit Lender”), an affiliate of the Company.

Each loan under the Line of Credit will (i) be subject to an interest rate per annum as set forth in the applicable loan request up to the then-current rate offered by a third party lender or, if no such rate is available, up to Secured Overnight Financing Rate (“SOFR”) applicable to such loan plus 3.50% and (ii) in the event that the interest rate is zero percent such loan will have a maximum maturity of 364 days following the borrowing of such loan (unless otherwise consented to by the Lender in its sole discretion). The Line of Credit was initially set to expire on December 20, 2024, subject to six-month extension options requiring the Line of Credit Lender’s approval. On November 11, 2024, the Line of Credit Lender agreed to extend the Line of Credit an additional six months through June 20, 2025, subject to additional six-month extension options requiring the Line of Credit Lender’s approval. Each advance under the Line of Credit is repayable on the earlier of the (i) 180th day following the earlier of (x) the Line of Credit Lender’s demand and (y) the expiration of the line of credit and (ii) if specified, the scheduled date of repayment for each such loan as set forth in the relevant loan request (the “Scheduled Repayment Date”), which date shall in no case be later than 364 days following the borrowing of such loan (unless the Line of Credit Lender, in its sole discretion, consents to a Scheduled Repayment Date that is later than 364 days following the borrowing of such loan). To the extent the Company has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, the Company is obligated to apply excess available cash proceeds to the repayment of such loans and other obligations; provided that the Line of Credit Borrowers will be permitted to (w) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan or any excess tender offer on the terms described in the Company’s PPM, (x) use funds to close any acquisition of a portfolio company which the Company committed to prior to receiving a demand notice, (y) make elective distributions of an amount not to exceed amounts paid in the immediately preceding fiscal quarter and (z) pay any taxes when due. The Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary breakage costs subject to the Line of Credit Lender’s discretion. Each Line of Credit Borrower may withdraw from the Line of Credit at the time all such obligations held by such Line of Credit Borrower to the Line of Credit Lender under the Line of Credit have been repaid to the Line of Credit Lender in full. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the Line of Credit Lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

The Line of Credit Lender and its assignees shall not have any recourse to any entities with interests in the Line of Credit Borrowers such as a general partner or investor, including the Company, or any of their respective assets for any indebtedness or other monetary obligation incurred under the Line of Credit.

As of December 31, 2023, the outstanding balance on the Line of Credit was $19,200, all of which was subsequently repaid on January 4, 2024. No balance was outstanding on the Line of Credit as of December 31, 2024. For the period from January 1, 2024 to January 4, 2024, the Company incurred interest expense of $14, which was waived by the Line of Credit Lender.

6. Credit Facility

Revolving Credit Agreement

On December 23, 2024, certain indirect subsidiaries (collectively, the “Borrowers”) of the Company entered into a revolving credit agreement (the “Credit Agreement”) with Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KKR Capital Markets LLC, an indirect subsidiary of KKR & Co. Inc. and affiliate of the Company, as joint lead arranger, and the lenders party thereto. On December 23, 2024, the Company remitted $1,000 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Credit Agreement.

Under the Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate initial principal amount of up to $200,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $1,500,000 in the aggregate. The obligations of the Borrowers and guarantors under the Credit Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Credit Agreement matures on December 23, 2027, unless there is an earlier termination or an acceleration following an event of default.

Advances under the Credit Agreement denominated in U.S. dollars bear interest, at the relevant Borrower’s option, at (i) the daily or term SOFR plus a spread of 3.50% or (ii) certain alternative rates made available to the Borrower under the terms of the Credit Agreement. Advances under the Credit Agreement denominated in currencies other than U.S. dollars will bear interest at certain local rates consistent with market standards plus a spread of 3.50%. The Borrowers are also obligated to pay other customary closing fees, arrangement fees, administration fees, unused fees, commitment fees and letter of credit fees for a credit facility of this size and type. Obligations under the Agreement are non-recourse to the Company and other parts of KKR.

Under the terms of the Credit Agreement, the Company is subject to customary affirmative and negative covenants.

The Company incurred $5,050 of costs associated with entry into the Credit Agreement. These costs have been capitalized within Deferred financing costs, net on the Consolidated Statement of Assets and Liabilities. As of December 31, 2024, total remaining unamortized deferring financing costs for the Credit Agreement was $5,009.

As of December 31, 2024, the Borrowers did not have an outstanding balance under the Credit Agreement.

7. Shareholders’ Equity

The following table is a summary of share activity during the year ended December 31, 2024 and shares outstanding as of that date:

	Shares Outstanding as of December 31, 2023	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of December 31, 2024
Class I Shares	69,695	31,584	—	—	(70,225)	31,054
Class U Shares	—	137,406	—	—	—	137,406
Class R-D Shares	—	10,444,134	—	—	(24,741)	10,419,393
Class R-I Shares	4,452,158	47,226,769	(3,254)	292,562	—	51,968,235
Class R-U Shares	22,941,060	70,379,553	(82,646)	—	(199,298)	93,038,669
Class F Shares	1,967	1,864,005	—	—	—	1,865,972
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	27,464,960	130,083,451	(85,900)	292,562	(294,264)	157,460,809

The following table is a summary of share activity during the year ended December 31, 2023 and shares outstanding as of that date:

	Shares Outstanding as of December 31, 2022	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2023
Class I Shares	—	69,695	—	69,695
Class R-I Shares	—	4,452,158	—	4,452,158
Class R-U Shares	—	22,941,060	—	22,941,060
Class E Shares	—	4,314,539	(4,314,539)	—
Class F Shares	—	1,967	—	1,967
Class G Shares	40	—	—	40
Class H Shares	—	40	—	40
Total	40	31,779,459	(4,314,539)	27,464,960

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

As of December 31, 2024, the Company has not issued any Shares under the DRIP.

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

During the year ended December 31, 2024, we redeemed 3,254 shares and 82,646 shares of Class R-I Shares and Class R-U Shares, respectively, pursuant to our redemption plan, at an average price per share of $26.42 and $27.65, respectively. The Company did not repurchase any Shares under the share repurchase plan during the year ended December 31, 2023.
Repurchase Arrangement for Class E Shares held by KKR

On August 31, 2023, pursuant to the Company's KKR Share Repurchase Arrangement, effective July 27, 2023 (the “KKR Share Repurchase Arrangement”), the Company repurchased the outstanding Class E Shares of the Company from KKR Alternative Assets LLC for an aggregate purchase price of $107,863. As of both December 31, 2024 and 2023, no Class E Shares were outstanding.

No shares were repurchased by the Company, pursuant to the KKR Share Repurchase Arrangement, during the year ended December 31, 2024.

8. Distributions
The Company did not declare or pay any distributions during the years ended December 31, 2024 and 2023.

9. Commitments and Contingencies
Litigation

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

The Company had $29,508 and $8,833 of unfunded commitments in portfolio companies as of December 31, 2024 and 2023, respectively.
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

10. Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the year ended December 31, 2024:

	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares(1)
Net asset value per share at beginning of period (January 1, 2024)	$25.88	$—	$—	$25.87	$24.08	$26.02	$26.02	$26.02
Consideration from the issuance of shares	—	27.26	27.23	—	2.22	—	—	—
Repurchase of shares	—	—	—	—	—	—	—	—
Early repurchase fee	—	—	—	—	—	—	—	—
Transfers in	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	(0.01)	—	—	—
Net increase in net assets resulting from capital activity	—	27.26	27.23	—	2.21	—	—	—
Net investment income (loss)(2)	0.01	(0.13)	(0.10)	(0.17)	(0.17)	0.63	0.34	0.34
Net realized gain (loss) and change in unrealized appreciation (depreciation)(3)	3.05	2.02	2.32	3.20	2.89	2.98	3.28	3.28
Net increase in net assets resulting from operations	3.06	1.89	2.22	3.03	2.72	3.61	3.62	3.62
Accrued shareholder servicing fees and distribution fees(2)	—	(2.22)	(1.19)	—	(2.28)	—	—	—
Net asset value per share at the end of period (December 31, 2024)	$28.94	$26.93	$28.26	$28.90	$26.73	$29.63	$29.64	$29.64
Weighted average shares outstanding at end of period (December 31, 2024)	11,893	122,995	5,118,830	31,062,832	62,227,068	473,937	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value(4):
Operating expenses before expenses reimbursed and/or recouped by Manager(5)(6)	0.48%	0.30%	0.44%	0.54%	0.66%	0.43%	0.75%	0.75%
Operating expenses reimbursed and/or recouped by Manager(5)(6)	0.13%	0.09%	0.13%	0.04%	(0.02)%	0.20%	(0.15)%	(0.15)%
Operating expenses after expenses reimbursed and/or recouped by Manager(5)(6)	0.61%	0.39%	0.57%	0.58%	0.64%	0.63%	0.60%	0.60%
Performance Participation Allocation(5)	1.51%	1.28%	1.70%	2.01%	2.07%	—%	—%	—%
Total operating expenses(5)(7)(8)	2.12%	1.67%	2.27%	2.59%	2.71%	0.63%	0.60%	0.60%
Net investment (loss) income(5)	0.05%	(0.48)%	(0.36)%	(0.61)%	(0.65)%	2.15%	1.24%	1.24%
Total GAAP return attributed to Shares based on net asset value(9)	11.82%	0.22%	8.69%	11.71%	11.00%	13.87%	13.91%	13.91%

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the period from August 1, 2023 (commencement of principal operations) through December 31, 2023:

	Class I Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares(1)
Net asset value per share at beginning of period (August 1, 2023)	$—	$—	$—	$—	$25.00	$25.00
Consideration from the issuance of shares	25.47	25.60	25.43	25.90	—	—
Repurchases of shares(2)	—	—	—	—	—	—
Accrued shareholder servicing fees and distribution fees(2)	—	—	(2.67)	—	—	—
Net investment income(2)	0.09	0.10	0.02	—	—	—
Net change in unrealized appreciation(2)	0.32	0.17	1.30	0.12	1.02	1.02
Net increase in net assets attributed to shareholders	$0.41	$0.27	$(1.35)	$0.12	$1.02	$1.02
Net asset value per share at the end of period (December 31, 2023)	$25.88	$25.87	$24.08	$26.02	$26.02	$26.02
Net assets at end of period (December 31, 2023)	1,804	115,196	550,983	51	1	1
Shares outstanding at end of period (December 31, 2023)	69,695	4,452,158	22,941,060	1,967	40	40
Weighted average shares outstanding at end of period (December 31, 2023)	67,962	2,347,885	15,336,045	1,957	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value(4):
Total operating expenses before Performance Participation Allocation(5)	0.32%	0.41%	0.48%	0.19%	0.40%	0.40%
Total operating expenses before expenses reimbursed by Manager(5)(7)	1.21%	1.46%	2.11%	0.68%	1.81%	1.81%
Total operating expenses after expenses reimbursed by Manager(5)(7)	0.37%	0.41%	0.88%	0.19%	0.40%	0.40%
Total operating expenses after Performance Participation Allocation(5)(8)	0.37%	0.41%	0.88%	0.19%	0.40%	0.40%
Net investment income(5)	0.35%	0.39%	0.10%	0.25%	0.76%	0.76%
Total GAAP return attributed to Shares based on net asset value(5)(9)	1.63%	2.02%	(8.72)%	0.47%	3.97%	3.97%

(1) Per share data may be rounded in order to recompute the ending net asset value per share.
(2) The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3) The amount shown is the balancing amount derived from the other figures in the schedule. The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio company investments for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(4) Actual results may not be indicative of future results. Additionally, an individual Shareholder’s ratios may vary from the ratios presented for a share class as a whole.
(5) Weighted average net assets during the applicable period are used for this calculation.
(6) Ratios presented before accounting for the accrual of the Performance Participation Allocation.
(7) Ratios presented after accounting for the accrual of the Performance Participation Allocation.
(8) Ratios presented after expenses reimbursed and/or recouped by Manager.
(9) The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Participation Allocation as described in Note 5. Related Party Transactions. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s Shares. The Company did not declare or pay any distributions during the years ended December 31, 2024 and 2023.

11. Income Taxes

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

Year Ended
December 31, 2024
Income before income taxes:
United States	$308,033
Foreign	28,602
Total income before income taxes	336,635

The Company incurs income tax expense (benefit) related to is the holdings of certain equity investments in Taxable Subsidiaries. The components of income tax expense (benefit) were as follows during the year ended December 31, 2024:

Year Ended
December 31, 2024
Current:
Federal	$—
State and Local	—
Foreign	—
Total current income taxes	—
Deferred:
Federal	17,320
State and Local	3,880
Foreign	—
Total deferred income taxes	21,200
Total income taxes	$21,200

The following table reconciles the U.S. Partnership Federal Statutory Tax Rate to the effective income tax rate:

Year Ended
December 31, 2024
U.S. Partnership Federal Statutory Tax Rate	—%
Income taxed at federal corporate tax rate	5.1%
State and local income taxes	1.2%
Effective income tax rate	6.3%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 were as follows:

Year Ended
December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$1,888
Interest disallowance carryforward	627
Charitable contribution	2
Total deferred income taxes	$2,517
Valuation allowance	(372)
Total deferred tax assets	$2,145
Deferred tax liabilities:
Unrealized appreciation on investments	$(23,345)
Total deferred tax liabilities	(23,345)
Net Deferred Tax Liability	$(21,200)

In evaluating the realizability of deferred tax assets, the Company assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. The Company considers, among other things, the generation of future taxable income (including reversals of deferred tax assets) during the periods in which the related temporary differences will become deductible.

As of December 31, 2024, the Company had a U.S. federal and state net operating loss of $8,012 and interest limitation carryforwards of $2,512 that have indefinite lives.

As of December 31, 2024, a valuation allowance of $372 was recorded on the deferred tax assets as the Company believes those deferred tax assets will not more likely than not be realized. As of December 31, 2023, the Company had no valuation allowances established.

Tax Contingencies

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal and certain state, local and foreign tax regulators. As of December 31, 2024, tax years including and after 2023 are subject to examinations by the tax authorities.

12. Segment Reporting

The Company operates through a single operating and reporting segment with a principal objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation through Joint Ventures. The Company’s Co-CEOs act as the Company’s CODM and are responsible for assessing performance and allocating resources with respect to the Company. The CODM has concluded that the Company operates as a single operating segment because the Company has a single investment strategy, as disclosed in Company’s PPM, against which the CODM assesses the Company’s performance. In addition to other metrics, the CODM uses net increase (decrease) in net assets resulting from operations as a key metric to assess the Company’s performance. As the Company’s investment operations comprise a single reporting segment, the segment assets are the same assets that are reported in the Consolidated Statements of Assets and Liabilities, and significant segment expenses are the same as those listed on the Consolidated Statements of Operations.

13. Subsequent Events

Unregistered Sales of Equity Securities

On January 2, 2025, the Company sold the following Investor Shares of the Company (with the final number of shares determined on January 21, 2025) to third party investors for cash:

Class	Number of Shares Sold	Consideration
Class R-U Shares	10,998,096	$313,765
Class R-I Shares	7,923,553	228,985
Class R-D Shares	994,131	28,646
Class I Shares	16,069	465
Total		$571,861

On February 3, 2025, the Company sold the following Investor Shares of the Company (with the final number of shares determined on February 21, 2025) to third party investors for cash:

Class	Number of Shares Sold	Consideration
Class I Shares	2,643,253	$77,653
Class D Shares	890,775	26,045
Class U Shares	4,865,893	142,083
Total		$245,781

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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework that was issued in 2013. Based on its assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information

None.
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
Board of Directors and Executive Officers
Information regarding the Board and executive officers is set forth below:

Name	Age	Position	Position Held Since
Non-Independent Directors:
Peter M. Stavros	50	Co-Chairman	2023
Nathaniel H. Taylor	48	Co-Chairman	2023
Christopher J. Harrington	43	Director	2023
Alisa A. Wood	46	Director	2022
Independent Directors:
Thomas C. Naratil	63	Director	2023
Ronald D. Schmitz	71	Director	2023
Susan C. Schnabel	63	Director	2023
Kelly M. Williams	60	Director	2023
Executive Officers:
Christopher J. Harrington	43	Co-Chief Executive Officer	2023
Alisa A. Wood	46	Co-Chief Executive Officer	2022
Michael Whyte	39	Chief Operating Officer	2023
Jeffrey B. Van Horn	64	Chief Financial Officer	2022
Sung Bum Cho	50	General Counsel & Secretary	2023
Each director will hold office until his or her death, resignation, removal or disqualification. As previously disclosed, Mr. Van Horn intended to retire in the calendar year 2025. On February 25, 2025, Mr. Van Horn informed the Company of his resignation as Chief Financial Officer, effective as of March 15, 2025. In connection with the resignation of Mr. Van Horn, on February 25, 2025, the Company appointed Elizabeth Van Aken as Chief Financial Officer, effective March 15, 2025.
Each officer of the Company may be removed from office with or without cause at any time by either (i) the Board or (ii) holders of a majority of the outstanding Class G Shares.
Biographical Information
Directors
Our directors have been divided into two groups — Independent Directors and Non-Independent Directors.
Non-Independent Directors
Peter M. Stavros, Co-Chairman of the Company’s Board, joined KKR in 2005 and currently is a Partner and Co-Head of Global Private Equity at KKR. This includes oversight across Europe, Asia and the Americas and traditional large and mid-cap private equity, core and growth equity. Prior to this role, Mr. Stavros served as Co-Head of KKR’s Americas Private Equity platform. Mr. Stavros is a member of several committees at KKR and has also served as Co-Chair of KKR’s global Inclusion and Diversity Council. He is a member of several investment and management committees at KKR. Prior to becoming Co-Head of Americas Private Equity, Mr. Stavros led the Industrials investment team. Prior to joining KKR, Mr.

Stavros was with GTCR Golder Rauner from 2002 to 2005, where he was involved in the execution of numerous investments in the health care sector. Mr. Stavros previously served on the board of Ingersoll Rand Inc. (NYSE: IR), a manufacturer of air, fluid, energy, specialty vehicle and medical technologies, including as Chairman, from July 2013 until November 2021. Mr. Stavros is the Founder and Chairman of Ownership Works, a non-profit focused on building a worker ownership movement globally and enhancing the financial resiliency of the workforce. Mr. Stavros is also the Founder and Chairman of Expanding ESOPs, an organization focused on dramatically expanding the number of Employee Stock Ownership Plans in corporate America. Mr. Stavros holds a B.S. in Chemistry, magna cum laude, from Duke University and an M.B.A. with high distinction, Baker Scholar, from Harvard Business School. Mr. Stavros’s intimate knowledge of KKR’s Private Equity business and operations and his experience in a variety of senior leadership roles within KKR provide significant value to our Board of Directors.
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
Alisa A. Wood, Co-Chief Executive Officer of the Company and a member of its Board, joined KKR in 2003 and is a Partner at KKR’s Private Equity business. Ms. Wood co-leads KKR’s two private equity open-ended, perpetual vehicles serving as Co-Chief Executive Officer of the Company and as a member of the investment committee for the KKR Private Markets Equity Fund. Previously, she was the Global Head of the Private Markets and Real Assets Strategies Group and looked after key product areas including private equity, infrastructure, energy real assets, real estate, impact, growth equity, and customized products. Ms. Wood is a member of a number of KKR’s management and leadership committees, including the Risk & Operating Committee, the Democratized Private Equity Investment Committee, the Sustainability Committee and the Geopolitical Governance Committee. Over her two decades at KKR, she has been actively involved in KKR’s global capital formation and business development efforts, including the creation of new strategies, new products and strategic initiatives across the KKR platform. She also previously sat on KKR’s Global Inclusion and Diversity Advisory Council. Prior to joining KKR, Ms. Wood was with Deutsche Bank’s Private Equity Group. She holds a B.A. from Columbia College and an M.B.A. from Columbia Graduate School of Business. Ms. Wood’s intimate knowledge of KKR’s business and operations and her experience in a variety of senior leadership roles within KKR provide significant value to our Board of Directors.
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
Susan C. Schnabel, member of the Company’s Board, is the Co-Founder and Co-Managing Partner of aPriori Capital Partners L.P. (“aPriori Capital”), an independent leveraged buyout fund advisor created in connection with the spin-off of DLJ Merchant Banking Partners from Credit Suisse in 2014. Prior to forming aPriori Capital, Ms. Schnabel worked at Credit Suisse as a Managing Director in the Asset Management Division and was Co-Head of DLJ Merchant Banking from 1998 to 2014. Prior to that, Ms. Schnabel served as Chief Financial Officer of PetSmart, Inc. (formerly NASDAQ: PETM), a retail chain engaged in the sale of pet animal products and services. Ms. Schnabel serves as a member of the Board of Directors and on the Audit Committee of Altice USA, Inc. (NYSE: ATUS), an American cable television and mobile telephony services provider, and as a member of the Board of Directors and the Chair of the Audit Committee of each of Kayne Anderson BDC, Inc. (NYSE: KBDC), a closed-end, non-diversified management investment company that qualifies as a business development company (“BDC”) and Kayne DL 2021, Inc., a closed-end, non-diversified management investment company that qualifies as a BDC. She previously served as a member of the Board of Directors of each of Versum Materials, Inc. (formerly NYSE: VSM), a leading electronic materials company, from September 2016 until it was acquired by Merck KGaA, Darmstadt, Germany in October 2019. Ms. Schnabel received her B.S. in Chemical Engineering from Cornell University and her M.B.A. from Harvard Business School. Ms. Schnabel’s experience as a co-founder and managing partner of a leveraged buyout fund advisor provides our Board of Directors with important insight and perspectives related to our business and acquisition strategies.
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
Alisa A. Wood, Co-Chief Executive Officer of the Company and a member of its Board. See “—Non-Independent Directors” above for Ms. Wood’s biography.

Michael M. Whyte, Chief Operating Officer of the Company, joined KKR in 2010 and is a Managing Director on KKR’s Global Private Equity team. His previous roles at KKR include being a member of KKR’s Real Estate team, where he remains the Chief Operating Officer of KKR Real Estate Select Trust Inc. (KREST), and a member of KKR’s Principal Activities and Corporate Development team, where he was involved in forming KKR’s Core Investments business and developing KKR’s public BDC platform, along with several of KKR’s most significant strategic partnerships. Prior to joining KKR, Mr. Whyte was with Credit Suisse, where he played a key role in various merger, acquisition and financing transactions. He holds a B. in Engineering, first class honors, and a B. in Commerce from the University of Melbourne.
Jeffrey B. Van Horn, Chief Financial Officer of the Company, joined KKR in 2004 and is currently a Managing Director and the Chief Financial Officer of KKR’s Credit business and the Chief Financial Officer of KKR Infrastructure Conglomerate LLC. Mr. Van Horn is also the Chief Operating Officer, Executive Vice President and Director of Tax of KKR Financial Holdings LLC. Previously, he was the Co-Head of the KKR Global Tax Team and the KKR Global Public Markets Tax Director. He also served as the Chief Financial Officer of KKR Financial Holdings LLC from May 2006 to November 2010. Before joining KKR, Mr. Van Horn worked in various finance positions, including senior vice president of Investments and Chief Financial Officer of AvalonBay Communities, Inc. and its predecessor, Bay Apartment Communities, Inc., respectively. Prior to that, he was a tax partner with Arthur Andersen LLP serving clients in the real estate, leasing, private equity, and REIT industries. Mr. Van Horn was also a member of Arthur Andersen’s firmwide Partnership and REIT Tax Specialty Teams. He graduated summa cum laude with a B.A. in Business Administration from California State University, Stanislaus. Mr. Van Horn is also a California licensed Certified Public Accountant (inactive).
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
Committees
The Board has an Audit Committee and may form additional Board committees in the future. The Company also has an Executive Committee and a Repurchase Committee, whose membership is not limited to Board members.
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
Executive Committee
Our Executive Committee reviews acquisition recommendations made by the Manager to the Company, approves each Joint Venture formed by the Company and the related portfolio companies, and manages the Company’s ownership and control of portfolio companies based upon recommendations from the Manager. Our Executive Committee is ultimately responsible for making significant capital allocation decisions proposed by the Manager and the appointment of one or more Company officers to the governing bodies of Joint Ventures.
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
Delinquent Section 16(a) Reports
Based solely on a review of Section 16(a) reports filed during the year ended December 31, 2024 and the period through the date hereof and related written representations, we believe that all Section 16(a) reports were filed on a timely basis.
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
Insider Trading Policy
We have adopted a trading policy that governs the purchase and sale of the Company’s securities by our directors, officers, employees, if any, and certain other individuals. This policy is designed to reasonably promote compliance by these persons with U.S. securities laws, rules and regulations governing insider trading. Our trading policy that governs the purchase and sale of Company securities is filed as Exhibit 19.1 to this Annual Report.

Item 11.    Executive Compensation
Compensation of Executive Officers
Our Executive Committee and corporate senior management team is comprised of Company officers as well as employees of KKR that are assigned or seconded to the Company. We pay for all expenses related to the services performed for the Company by such persons, including the compensation of our seconded officers, employees and other personnel. Services necessary for our business will generally be provided by individuals who are employees of the Manager, or its affiliates, pursuant to the terms of the Management Agreement, as applicable. Our day-to-day business operations are managed by the Manager. Most of the services necessary for the sourcing and administration of our portfolio are provided by investment executives employed by the Manager or its affiliates.
None of our executive officers receive direct compensation from us or any pension or retirement benefits, perquisites or other personal benefits and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of the Company. We will reimburse the Manager and/or their affiliates for Company expenses incurred on our behalf, which can include the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the Manager and/or their affiliates in performing administrative and/or accounting services for the Company or any portfolio company (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment executives that provide services to the Company). In the case of Ms. Wood and Messrs. Harrington and Van Horn, we cannot identify the portion of the compensation received by such executive officers that relates solely to such executive officers’ services to us. Conversely, in the case of Messrs. Whyte and Cho, we reimburse the Manager for the allocable portion of compensation received by such executive officers, attributed to service to the Company, up to a certain cap; for the year ended December 31, 2024, we recorded $124,618 and $187,239 for compensation remitted to Messrs. Whyte and Cho, respectively, paid by the Manager on behalf of the Company. The Company does not grant stock options (or similar equity awards) to its executive officers.
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
The following table sets forth the compensation paid by us to our directors for the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)	Total ($)
Peter M. Stavros	$—	$—	$—
Nathaniel H. Taylor	—	—	—
Christopher J. Harrington	—	—	—
Alisa A. Wood	—	—	—
Thomas C. Naratil(1)	25,000	125,000	150,000
Susan C. Schnabel(1)	35,000	125,000	160,000
Ronald D. Schmitz(2)	100,000	50,000	150,000
Kelly M. Williams(1)	25,000	125,000	150,000
______________
(1)Represents the aggregate grant date fair value of awards of Class F Shares calculated under the FASB’s ASC Topic 718, Compensation — Stock Compensation. The number of Shares awarded to such independent director on each respective grant date was determined by dividing the applicable compensation amount by the then-current NAV at the date of grant and reflects an individual election to receive $125,000 of their compensation in Class F Shares. Such shares were fully vested at the time of grant.
(2)Represents the aggregate grant date fair value of awards of Class F Shares calculated under the FASB’s ASC Topic 718, Compensation — Stock Compensation. The number of Shares awarded to such independent director on each respective grant date was determined by dividing the applicable compensation amount by the then-current NAV at the date of grant and reflects an individual election to receive $50,000 of their compensation in Class F Shares. Such shares were fully vested at the time of grant.

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
We have issued 40 Class G Shares to KKR Group Assets Holdings III L.P., an affiliate of the Manager. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of the date of this Annual Report on Form 10-K. Unless otherwise indicated, all Shares are owned directly, and the indicated person has sole voting and investment power.

Name and Address (1)	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
KKR Group Assets Holdings III L.P. (2)(3)	40	100%
______________
(1)The address of the beneficial owner is c/o KKR DAV Manager LLC, 30 Hudson Yards, New York, NY 10001.
(2)Number of Shares and percent beneficially owned presented in the table relate to Class G Shares, which is the only share class held by the beneficial owner, and such shares have voting rights.
(3)KKR Group Assets Holdings III L.P. is a wholly owned subsidiary of KKR & Co. Inc.

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

	Shares Beneficially Owned
	Class F Shares		Class R-U Shares
Name and Address(1)	Shares(2)	%(2)	Shares(2)	%(2)
Christopher J. Harrington	—	—	—	—
Alisa A. Wood	—	—	—	—
Michael Whyte	—	—	—	—
Jeffrey B. Van Horn	—	—	—	—
Sung Bum Cho	—	—	—	—
Peter M. Stavros	—	—	—	—
Thomas C. Naratil(3)	4,658	0.25%	76,997	0.07%
Susan C. Schnabel	5,508	0.29%	—	—
Ronald D. Schmitz	2,913	0.16%	—	—
Nathaniel H. Taylor	—	—	—	—
Kelly M. Williams(4)	5,508	0.29%	—	—
Directors and executive officers as a group (11 persons)	18,587	0.99%	76,997	0.07%
____________

(1) The address of each beneficial owner is c/o KKR DAV Manager LLC, 30 Hudson Yards, New York, NY 10001.
(2) Number of shares and percent beneficially owned presented in the table relate to Class F Shares and Class R-U Shares, which are the only share classes held by our directors, and such shares do not have voting rights.
(3) Represents 4,658 Class F Shares held indirectly through TCN Styx Group LLC and 76,997 Class R-U Shares held indirectly through TCN Styx MMVIII, LP. Mr. Naratil is the Managing Partner of TCN Styx Group LLC and the President of the TCN Styx XLVI Corp., the General Partner of TCN Styx MMVII, LP. Mr. Naratil disclaims beneficial ownership of such R-U Shares except to the extent of his pecuniary interest therein, if any. Mr. Naratil has sole investment power over such shares.
(4) Represents shares held by a trust of which Ms. Williams is a trustee with shared power.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans. For a description of equity awarded to our directors as part of our director compensation policy, see “Item 11. Executive Compensation—Compensation of Directors.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

All dollar amounts in “Item 13. Certain Relationships and Related Transactions. and Director Independence” are in thousands, unless otherwise noted.

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
The Management Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to Class S Shares, Class D Shares, Class U Shares and Class I Shares and (ii) 1.00% per annum of the month-end NAV attributable to Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares for a 60-month period following the Initial Offering, and 1.25% per annum of the month-end NAV attributable to such Shares thereafter, each before giving effect to any accruals for the Management Fee, the Distribution Fee, the Servicing Fee, the Performance Participation Allocation, share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds a portfolio company, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Company’s transactional net asset value, which is used to determine the price at which the Company sells and repurchases its Shares. See “Note 5. Related Party Transactions—Management Agreement” to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K.

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
Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager. For the year ended December 31, 2024, the Manager earned $27,319 in gross Management Fees, all of which were offset, resulting in $0 of net Management Fees. As of December 31, 2024, no amounts were due to the Manager for Management Fees.
Expense Limitation and Reimbursement Agreement
Pursuant to an Amended and Restated Expense Limitation and Reimbursement Agreement though and including June 30, 2025 (as amended, the “Expense Limitation Agreement”), the Manager has agreed to forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses (defined below) do not exceed 0.60% of the Company’s net assets as of the end of each calendar month. The Company has agreed to carry forward the amount of any foregone management fee and expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manger, within three years from the end of the month in which the Manager waived or reimbursed such fees or expenses, but only if and to the extent that such Specified Expenses plus any recoupment do not exceed 0.60% of the Company’s net assets at the end of each calendar month. The Manager may recapture a Specified Expense in the same year it is incurred. This arrangement cannot be terminated prior to June 30, 2025, without the Board’s consent. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the management fee, (ii) the Performance Participation Allocation, (iii) the Servicing Fee, (iv) the Distribution Fee, (v) portfolio company or joint venture level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees and officers of the Company), (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

The Company has agreed that its obligations under the Expense Limitation Agreement shall survive termination of the Expense Limitation Agreement. Further, upon dissolution, liquidation sale of substantially all of the assets of the Company or termination of the Management Agreement, including termination of the Management Agreement by the Company, the Company has agreed first to reimburse the Manager any amounts previously reimbursed by the Manager to the Company under the Expense Limitation Agreement in excess of the total management fee that would have otherwise been due to the Manager by the Company.

The Manager agreed to reimburse expenses of $3,170 incurred by the Company during the year ended December 31, 2024 pursuant to the Expense Limitation Agreement. The amount is subject to recoupment within a three year period.
For the year ended December 31, 2024, the Manager recouped expenses of $3,433 incurred by the Company, pursuant to the Expense Limitation Agreement.
As of December 31, 2024, no amounts were due from Manager related to amounts waived under the Expense Limitation Agreement to date and $11,203 was due to Manager related to amounts paid by the Manager on behalf of the Company.

Management Fee Offset
KKR or its affiliates (and in the case of directors’ fees, KKR executives) are expected to be paid transaction fees and monitoring fees in connection with the acquisition, ownership, control and exit of portfolio companies, and KKR or its affiliates are expected to be entitled to receive “break-up” or similar fees in connection with unconsummated transactions (“Other Fees”). Any such fees that are accrued or paid with respect to Warehoused Assets before the Balance Sheet (defined below) contributes such Warehoused Assets to the Company (i) prior to the Initial Offering, were not credited to the Company (and as such, were not Other Fees) and (ii) following the Initial Offering, are credited to the Company (and as such, will be Other Fees) when the contribution in kind to the Company for cash and/or Class E Shares is complete and will be in proportion to the value or cost of such Warehoused Asset contributed to the Company. Any such fees that are accrued or paid with respect to Warehoused Assets after the Balance Sheet contributes such Warehoused Assets to the Company will be credited to the Company (and as such, will be Other Fees) when the contribution in kind to the Company for cash and/or Class E Shares is complete and will be in proportion to the value or cost of such Warehoused Asset contributed to the Company.
The Management Fee payable in any monthly period shall be reduced by an amount equal to any Other Fees allocable to Investor Shares incurred by the Company, an Operating Subsidiary, a subsidiary or a prospective portfolio company during the immediately preceding monthly period, as reduced by any Broken Deal Expenses previously incurred (but only to the extent such Broken Deal Expenses have not already been netted against Other Fees or reimbursed by third parties or the Company). To the extent that the amount of Broken Deal Expenses allocable to Investor Shares incurred during a period exceeds the amount of Other Fees allocable to Investor Shares received during such period, the Manager may, in its sole discretion, apply such excess amount of Broken Deal Expenses against Other Fees (as described in the preceding sentence) in subsequent periods or seek direct reimbursement of such amounts from the Company as a Company Expense. In the event that the amount of fee reduction referred to in the preceding sentences exceeds the Management Fee for such monthly period, such excess shall be carried forward to reduce the Management Fee payable in following monthly periods. To the extent such excess fee reduction remains unapplied upon the Company’s final distribution of assets, the Manager or an affiliate thereof shall retain such unapplied amount. For the avoidance of doubt, KKR Capstone fees, service costs, asset leasing fees, loan servicing fees and regulated broker dealer fees do not constitute Other Fees. Additionally, the Manager, in its sole discretion, may forgo reimbursement by the Company of certain expenses incurred by the Manager or its affiliates (other than the Company and its subsidiaries) on behalf of the Company in each calendar month (the “Other Offsetable Amounts” and, together with the Management Fee, the “Offsetable Fees”) to the extent there remains any Other Fees that are not used to offset the Management Fee. Any Other Fees used to offset such Other Offsetable Amounts will not be applied again to offset future Management Fees.
If the Company and more than one KKR Vehicle (or a person whose investment was offered, sold, placed, underwritten, syndicated, solicited or otherwise arranged by a regulated broker-dealer) has an ownership interest in any portfolio company paying transaction or monitoring fees, or if more than one KKR Vehicle (or a person whose investment was offered, sold, placed, underwritten, syndicated, solicited or otherwise arranged by a regulated broker-dealer) would have participated in an unconsummated acquisition of a portfolio company generating Other Fees, then only such portion of the Other Fees that is fairly allocable to the Company based on the nature of the transaction giving rise to such Other Fees will be included in the offsets described above.

KKR and its affiliates are also expected to receive customary fees at market rates for providing capital markets services to or in respect of portfolio companies managed and controlled by the Company, including in connection with securities, financing, derivative, hedging or M&A transactions, and such fees will not be credited against the Offsetable Fees in the manner contemplated above. In addition, KKR and its affiliates are also expected to receive customary fees at market rates for providing operational consulting services to or in respect of actual or potential portfolio companies managed and controlled by the Company, and such fees will not be credited against the Offsetable Fees in the manner contemplated above. Likewise, directors’ fees paid to KKR Capstone or Capstone Executives will not be credited against the Offsetable Fees in the manner contemplated above. Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors and other consultants of KKR, none of which are affiliates of KKR, are also expected to receive consulting fees, directors’ fees, sourcing fees or other fees, as applicable, at market rates, and such fees will continue to be charged and will not be credited against the Offsetable Fees in the manner contemplated above even if any of them were to become a subsidiary or an affiliate of KKR.
KKR and its affiliates are also expected to receive amounts from portfolio companies owned and controlled by the Company or from entities through which the Company owns and controls a portfolio company for local administration or management services related to such portfolio company that (i) are determined by the Manager, acting in good faith, to be reasonably necessary in order to achieve beneficial legal, tax or regulatory treatment with respect to the relevant portfolio company and (ii) would otherwise be payable to a third party for such services. KKR and its affiliates may in addition receive fees or other payments from portfolio companies owned and controlled by the Company or from entities through which the Company owns and controls portfolio companies for loan administration services, loan or asset resolution, restructuring and reconstruction and other similar services (including sourcing) provided or performed by asset reconstruction companies, other asset recovery firms, loan administration companies or similar companies affiliated with KKR.
Company Expenses
Under the LLC Agreement, the Company will bear all expenses of its operations, including, without limitation, expenses incurred by the Company, as well as all fees, costs and expenses fairly allocable to the Company, including: (a) fees, costs and expenses of outside counsel, accountants, auditors, appraisers, valuation experts, consultants, administrators, custodians, depositories, trustees and other similar outside advisors and service providers with respect to the Company and its portfolio companies (including allocable compensation and expenses of Senior Advisors, Executive Advisors and Industry Advisors and allocable fees and expenses of KKR Capstone related to the Company’s activities, and including the cost of any valuation of, or fairness opinion relating to, any portfolio company or other asset or liability, or potential transaction, of the Company); (b) fees, costs and expenses, including allocable compensation and overhead of Applicable Employees or other KKR personnel, incurred in association with the administration of the Company and its assets; (c) fees, costs and expenses of identifying, investigating (and conducting diligence with respect to), evaluating, structuring, consummating, holding, monitoring or selling potential and actual portfolio companies, including (i) brokerage commissions, clearing and settlement charges, investment banking fees, bank charges, placement, syndication and solicitation fees, arranger fees, sales commissions and other investment, execution, closing and administrative fees, costs and expenses; (ii) any travel-related costs and expenses incurred in connection therewith (including costs and expenses of accommodations and meals, costs and expenses related to attending trade association meetings, conferences or similar meetings for the purposes of evaluating actual or potential business opportunities, including with respect to travel on non-commercial aircraft, costs of travel at a comparable business class commercial airline rate), including any such expenses incurred in connection with attendance at meetings of the portfolio management committees; (iii) expenses associated with portfolio and risk management, including hedging transactions, currency hedging and other similar arrangements for hedging purposes; (iv) fees, costs and expenses incurred in the organization, operation, administration, restructuring or winding-up, dissolution, liquidation and termination of any entities through which the Company acquires assets; (v) fees, costs and expenses of outside counsel, accountants, auditors, consultants (including KKR Capstone) and other similar outside advisors and service providers incurred in connection with designing, implementing and monitoring participation by portfolio companies in compliance and operational “best practices” programs and initiatives; and (vi) fees, costs and expenses (including allocable compensation and overhead of Applicable Employees or other KKR personnel engaged in the following activities) incurred in connection with assessing and reporting the social and environmental impact and environmental, social and governance performance of portfolio companies and potential portfolio companies (including fees, costs and expenses payable to BSR (formerly, “Business for Social Responsibility”) and/or any similar third-party service provider) and of outside counsel, accountants, auditors, consultants and other similar outside advisors and service providers incurred in connection with designing, implementing and monitoring any impact assessment program; (d) any taxes, fees or other governmental charges levied against the Company or on its income or assets or in connection with its business or operations, including the business or operations of any entities through which the Company invests, and preparation expenses in connection with such governmental charges or to otherwise comply with applicable tax reporting obligations or any legal implementation of such regimes, but excluding any amounts to the extent that the Company has been reimbursed therefor; (e) fees, costs and expenses incurred in connection with any audit, examination, investigation or other proceeding by any taxing authority or incurred in connection with any governmental inquiry, investigation or proceeding, in each case, involving or otherwise applicable to the Company, including the amount of any judgments, settlements, remediation or fines paid in connection therewith, excluding, any fine or penalty paid by KKR or any of its affiliates to a governmental body of competent jurisdiction on the basis of a finding that KKR or such affiliates has breached a fiduciary duty to the Company or the Shareholders (for the avoidance of doubt, the foregoing does not include any fine or penalty related to activities taken by KKR or its affiliates on behalf of the Company); (f) fees, costs and expenses of the Board and any third-party advisory committees (including, without limitation, (1) travel, accommodation, meal, event, entertainment and other similar fees, costs and expenses in connection with meetings of the Board (including such fees, costs and expenses incurred with respect to non-independent directors) and (2) the fees, costs and expenses of any legal counsel or other advisors retained by, or at the direction or for the benefit of, the Board); (g) fees, costs and expenses of holding any annual or other information meeting of the Shareholders (including (1) meal, event, entertainment and other similar fees, costs and expenses and (2) travel and accommodation costs of KKR personnel, Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors and Capstone Executives attending such annual or other information meetings (including with respect to travel on non-commercial aircraft, costs of travel at a comparable business class commercial airline rate)); (h) the portion fairly allocable to the Company of fees, costs and expenses (including allocable compensation and expenses of KKR personnel who are attorneys, accountants and tax advisors or professionals) incurred in connection with legal, regulatory and tax services provided on behalf of the Company, its portfolio companies and compliance with U.S. federal, state or local law or other non-U.S. law or other law and regulation relating to the Company’s activities (including expenses relating to the preparation and filing of reports and notices to be filed with the U.S. Commodity Futures Trading Commission, reports, filings, disclosures and notices prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities and/or any other regulatory filings, notices or disclosures of the KKR Advisors and/or their respective affiliates relating to the Company and its activities); (i) fees, costs and expenses associated with the Company’s administration, the administration of assets, financial planning and treasury activities, the preparation and delivery of all of the Company’s financial statements, tax returns and Schedule K-1s (including any successors thereto), reporting on impact and sustainability-related matters, subscriptions, distribution notices, other reports and notices and other required or requested information (including the cost of any third-party administrator that provides accounting and administrative services to the Company), fees, costs and expenses incurred to audit such reports, provide access to such reports or information (including through a website or other portal) and any other operational, secretarial or postage expenses relating thereto or arising in connection with the distribution thereof (and including, in each case, technology development and support with respect to such activities, other administrative support therefor and allocable compensation and overhead of KKR personnel engaged in the aforementioned activities and KKR personnel providing oversight of any third-party administrator engaged in the aforementioned activities); (j) principal, interest on and fees, costs and expenses relating to or arising out of all borrowings made by the Company, including fees, costs and expenses incurred in connection with the negotiation and establishment of the relevant credit facility, credit support or other relevant arrangements with respect to such borrowings or related to securing the same by mortgage, pledge or other encumbrance, if applicable; (k) fees, costs and expenses related to the offering of Shares (including expenses associated with updating the offering materials, expenses associated with printing such materials, expenses associated with subscriptions and redemptions, expenses associated with participating in marketing events hosted by broker dealers or sponsored by the Manager or its affiliates, and travel expenses relating to the ongoing offering of Shares and the aforementioned activities) or a transfer of Shares or repurchase (but only to the extent not paid or otherwise borne by the transferring Shareholder and/or the assignee of the transferring Shareholder, as applicable); (l) fees, costs and expenses incurred in connection with any amendments, restatements or other modifications to, and compliance with the Company’s Private Placement Memorandum, the Company’s Registration Statement on Form 10, the LLC Agreement, any other constituent or related documents of the Company, including the solicitation of any consent, waiver or similar acknowledgment from the Shareholders or preparation of other materials in connection with compliance (or monitoring compliance) with such documents; (m) fees, costs and expenses related to procuring, developing, implementing or maintaining information technology, data subscription and license-based services, research publications, materials, equipment and services, computer software or hardware and electronic equipment used in connection with providing services to the Company (including in connection with reporting and valuations), in connection with identifying, investigating (and conducting diligence with respect to) or evaluating, structuring, consummating (including license fees and maintenance costs for workflow technology that facilitates) the closing of acquisitions by, among other things, managing allocations (as between the Company or other relevant persons, conflicts of interest and compliance with law, all in accordance with policies and procedures established by KKR and its affiliates), holding, monitoring or selling potential and actual portfolio companies, or in connection with obtaining or performing research related to potential or actual acquisitions, industries, sectors, geographies or other relevant market, economic, geopolitical or similar data or trends, including risk analysis software; (n) premiums and fees for insurance for the benefit of, or allocated to, the Company

(including directors’ and officers’ liability, errors and omissions or other similar insurance policies, and any other insurance for coverage of liabilities incurred in connection with the activities of, or on behalf of, the Company, including an allocable portion of the premiums and fees for one or more “umbrella” policies that cover the Company, KKR and its affiliates) and costs of ERISA fidelity bonds; (o) expenses of any actual or potential litigation or other dispute related to the Company or any actual or potential acquisition (including expenses incurred in connection with the investigation, prosecution or defense of litigation and the appointment of any agents for service of process on behalf of the Company) and other extraordinary expenses related to the Company or such acquisitions (including fees, costs and expenses classified as extraordinary expenses under generally accepted accounting principles in the United States) and the amount of any judgments, fines, remediation or settlements paid in connection therewith, directors and officers, liability or other insurance (including title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company, in each case, to the extent such costs, expenses and amounts relate to claims or matters that are otherwise entitled to indemnification under applicable law; (p) fees, costs and expenses incurred in connection with the dissolution and winding up of the Company; (q) all other costs and expenses of the Company and its affiliates in connection with the business or operation of the Company and its portfolio companies; and (r) Broken Deal Expenses (as defined in the LLC Agreement) (excluding such expenses that have been netted against Other Fees) (collectively, “Company Expenses”). For the avoidance of doubt, Company Expenses may include any of the fees, costs, expenses and other liabilities described above incurred in connection with services provided, or other activities engaged in, by KKR and its affiliates, in addition to third parties. In determining the amount of Company Expenses that may be fairly allocable to the Company and to any KKR Vehicles that may participate in Joint Ventures with the Company, the Manager and its affiliates will take into account such factors as they deem appropriate, including, for example, committed or available capital of the Company and KKR Vehicles, the amount of capital historically held or remaining in a particular holding or similar holdings, the aggregate net asset value of the Company and KKR Vehicles and the percentage of similar acquisitions in which the Company or KKR Vehicles have historically participated. The Company will reimburse the Manager or its affiliates for expenses described above that are incurred prior to the commencement of operations of the Company, including allocable compensation and overhead of KKR personnel involved in the formation and establishment of the Company and its subsidiaries. The Company will bear any extraordinary expenses it may incur, including any litigation expenses.

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
KKR will also be allocated a Performance Participation Allocation with respect to all Investor Shares that are repurchased in connection with repurchases of Shares in an amount calculated as described above with the relevant period being the portion of the Reference Period (which is the applicable year beginning on October 1 and ending on September 30 of the next succeeding year, with the initial Reference Period being the period from August 1, 2023 to September 30, 2024) for which such Shares were outstanding, and proceeds for any such Share repurchases will be reduced by the amount of any such Performance Participation Allocation. Such Performance Participation Allocation is calculated based on the Transactional NAV.
KKR may elect to receive the Performance Participation Allocation in cash and/or Class F Shares. If the Performance Participation Allocation is paid in Class F Shares, such Shares may be repurchased at KKR’s request and are subject to the repurchase limitations of our share repurchase plan. To align its economic interests with those of Shareholders, KKR has an internal policy that delays the timing for when it will receive cash proceeds in respect of the Performance Participation Allocation. Pursuant to this internal policy, KKR intends (i) to initially elect to receive the Performance Participation

Allocation in Class F Shares and (ii) to only request for repurchase such Class F Shares in our share repurchase plan at such times and in such amounts so that, on an inception-to-date basis, KKR does not receive cumulative cash proceeds from any repurchased Class F Shares greater than 15.0% of the sum of (x) gross realized gains (net of realized losses), interest income, and certain other cash distributions from all assets; plus (y) gross unrealized gains (net of unrealized losses) from indefinite life assets (as determined by KKR) generated by the Company’s assets on an inception-to-date basis. KKR has the right to modify or revoke this internal policy at any time, but will give Shareholders at least one calendar quarter’s notice prior to making significant changes to this internal policy. As of July 1, 2025, KKR intends to revise this internal policy such that it may request for repurchase Class F Shares received in respect of the Performance Participation Allocation pursuant to our share repurchase plan at the earlier of (A) five (5) years from the original issuance thereof and (B) at such times and in such amounts so that, on an inception-to-date basis, KKR does not receive cumulative cash proceeds from any repurchased Class F Shares greater than 15.0% of the sum of (x) gross realized gains (net of realized losses), interest income, and certain other cash distributions from all assets; plus (y) gross unrealized gains (net of unrealized losses) from indefinite life assets (as determined by KKR) generated by the Company’s assets on an inception-to-date basis.
No Performance Participation Allocation accrual was recorded as of December 31, 2024 in the Statements of Assets and Liabilities. The Statements of Operations reflects a Performance Participation Allocation of $52,896 for the year ended December 31, 2024.
On October 1, 2024, the Company issued 1,851,319 Class F Shares to KKR in satisfaction of the Performance Participation Allocation liability of $54,396 due to KKR as of September 30, 2024. Additionally, during the year ended December 31, 2024, the Company issued 284 Class F Shares to the Class H Member totaling $8, in satisfaction of the Performance Participation Allocation resulting from repurchases of Investor Shares.
Distribution Fees and Servicing Fees
The Company will pay KKR Capital Markets LLC ongoing distribution and servicing fees, pursuant to the Dealer Manager Agreement, (a) of 0.85% of NAV per annum for Class S Shares, Class U Shares, Class R-S Shares and Class R-U Shares only (consisting of a 0.60% distribution fee (the “Distribution Fee”) and a 0.25% shareholder servicing fee (the “Servicing Fee”)), accrued and payable monthly and (b) of 0.25% for Class D Shares and Class R-D Shares only (all of which constitutes payment for shareholder services, with no payment for distribution services) in each case as accrued, and payable monthly. Such Distribution Fee and Servicing Fee are calculated based on the Transactional NAV. None of the Class I Shares, Class R-I Shares, Class E Shares, Class F Shares, Class G Shares or Class H Shares incur the Distribution Fee or the Servicing Fee. The Dealer-Manager generally expects to reallow the Distribution Fee and the Servicing Fee to participating broker dealers or other intermediaries. The Company may also pay for certain sub-transfer agency, platform, sub-accounting and administrative services outside of the Distribution Fee and the Servicing Fee.
Under GAAP, the Company accrues the cost of the Distribution Fees and the Servicing Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. As of December 31, 2024, the Company has accrued $176,891 of Servicing Fees and Distribution Fees payable to the Dealer Manager related to the Class R-U shares sold.
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

LLC Agreement
Conflicts of interest exist and may arise in the future as a result of the relationships among KKR, the Manager and their respective affiliates, on the one hand, and members of the Company Group (as defined in the LLC Agreement) and our members, on the other hand. Whenever a potential conflict arises among KKR, the Manager or any of their respective affiliates, on the one hand, and any member of the Company Group or any member, on the other hand, our Board or the Manager may, but shall not be required to, resolve that conflict by seeking approval from our Audit Committee. Our LLC Agreement contains provisions that reduce and eliminate the duties of our Board, including fiduciary duties, to our members. Our LLC Agreement also restricts the remedies available to Shareholders for actions taken that without those limitations might constitute breaches of duty, including fiduciary duties.
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
Notwithstanding the foregoing two paragraphs, the Company intends to seek Special Approval for any sale of a portfolio company by the Company or any Controlled Portfolio Company of the Company to, or acquisition of a portfolio company from, KKR, any KKR Vehicle, any of their respective affiliates or any Controlled Portfolio Company (excluding other portfolio entities of any KKR Vehicles). Additionally, under the LLC Agreement, the Company will be required to seek Special Approval to borrow money pursuant to an unsecured line of credit with KKR or its affiliates.
Acquisition of Interests in Portfolio Companies
During the year ended December 31, 2024, the Company purchased interests in portfolio companies from an investment vehicle that is managed by an affiliate of the Manager for $348,432 and recorded unrealized appreciation of $33,046 in connection with the interests acquired. Additionally, the Company purchased an interest in a portfolio company from an affiliated KKR-sponsored investment vehicle alongside the relevant flagship private equity vehicle as part of a sale and purchase between successive fund vintages for $210,000.
Revolving Credit Agreement
On December 23, 2024, certain indirect subsidiaries of the Company entered into the Revolving Credit Agreement with Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KCM, as joint lead arranger, and the lenders party thereto. Under the Revolving Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate principal amount of up to $200 million, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $1.5 billion in the aggregate. The Revolving Credit Agreement matures on December 23, 2027, with extension options at the lender’s consent, and advances thereunder will bear interest at the applicable benchmark rate plus the applicable spread. The obligations of the borrowers and guarantors under the Revolving Credit Agreement are secured by a pledge of certain accounts of such borrowers and guarantors.
KCM, an affiliate of the Company, as joint lead arranger, received customary fees in connection with its role as joint lead arranger.
Line of Credit with KKR
Certain wholly-owned subsidiaries of the Company (collectively with future subsidiaries of the Company as may be added and removed from time to time, the “Line of Credit Borrowers”) entered into an unsecured Line of Credit to provide for up to a maximum aggregate principal amount of $300.0 million with KKR Alternative Assets LLC (the “Line of Credit Lender”), an affiliate of the Company.

Each loan under the Line of Credit will (i) be subject to an interest rate per annum as set forth in the applicable loan request up to the then-current rate offered by a third-party lender or, if no such rate is available, the Secured Overnight Financing Rate applicable to such loan plus 3.50% and (ii) in the event that the interest rate is zero percent such loan will have a maximum maturity of 364 days following the borrowing of such loan (unless otherwise consented to by the Line of Credit Lender in its sole discretion). The Line of Credit was initially set to expire on December 20, 2024, subject to six-month extension options requiring the Line of Credit Lender’s approval. On November 11, 2024, the Line of Credit Lender agreed to extend the Line of Credit an additional six months through June 20, 2025, subject to additional six-month extension options requiring the Line of Credit Lender’s approval. Each advance under the Line of Credit is repayable on the earlier of (i) the 180th day following the earlier of (x) the Line of Credit Lender’s demand and (y) the expiration of the Line of Credit and (ii) if specified, the scheduled date of repayment for each such loan as set forth in the relevant loan request (the “Scheduled Repayment Date”), which date shall in no case be later than 364 days following the borrowing of such loan (unless the Line of Credit Lender, in its sole discretion, consents to a Scheduled Repayment Date that is later than 364 days following the borrowing of such loan). To the extent the Company has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, the Company is obligated to apply excess available cash proceeds to the repayment of such loans and other obligations; provided that the Line of Credit Borrowers will be permitted to (w) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan or any excess tender offer on the terms described in the Company’s private placement memorandum, (x) use funds to close any acquisition of a portfolio company which the Company committed to prior to receiving a demand notice, (y) make elective distributions of an amount not to exceed amounts paid in the immediately preceding fiscal quarter and (z) pay any taxes when due. The Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary breakage costs subject to the Line of Credit Lender’s discretion. Each Line of Credit Borrower may withdraw from the Line of Credit at the time all such obligations held by such Line of Credit Borrower to the Line of Credit Lender under the Line of Credit have been repaid to the Line of Credit Lender in full. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the Line of Credit Lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.
The Line of Credit Lender and its assignees shall not have any recourse to any entities with interests in the Line of Credit Borrowers such as a general partner or investor, including the Company, or any of their respective assets for any indebtedness or other monetary obligation incurred under the Line of Credit.
For more information regarding the Company’s related party transactions, see “Note 5. Related Party Transactions” to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K.
Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” for information on director independence.
Potential Conflicts of Interest
Overview
Actual, potential or apparent conflicts of interest will arise as a result of the relationships between the Company, KKR & Co. Inc. (the “KKR Public Company”), which is an affiliate of the Company, and its subsidiaries (collectively, as used under this “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest,” the “KKR Group”) (including, for the purposes of this “Potential Conflicts of Interest” section, KKR, the Manager, KCM, KKR Capstone, KKR Credit and any affiliates of the foregoing that provide general partner and/or advisory services to KKR Vehicles) and investment funds, investment vehicles and accounts, including proprietary vehicles and accounts, managed, sponsored, advised by and/or for the benefit of certain members of the KKR Group, on the one hand, and the Company, on the other. The KKR Group is a global investment management firm and, as such, the KKR Group, KKR personnel (including the officers and non-independent directors of the Company), Senior Advisors, Executive Advisors, Industry Advisors and KKR Advisors (KKR Advisors, collectively with Senior Advisors, Executive Advisors and Industry Advisors and any similar non-employee consultants or advisors engaged by the KKR Group from time to time, “Advisors”) have multiple advisory, transactional, financial and other interests that conflict with those of the Company. The KKR Group, KKR personnel, Advisors and technical consultants (“Technical Consultants”) and Capstone Executives could in the future engage in additional activities that result in additional conflicts of interest not addressed below. While the KKR Group has established procedures and policies for addressing conflicts of interest, there is no assurance that conflicts will be resolved in a manner favorable to the Company and any such conflicts and the manner in which they are addressed by the KKR Group could have an adverse effect on the Company.
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
Certain activities of the KKR Group, KKR personnel, Advisors, Technical Consultants, Capstone Executives and KKR Vehicles will give rise to conflicts of interest that are relevant to the Company (for example, but without limitation, conflicts of interest relating to allocations of acquisition opportunities and subsequent dispositions). Form ADV Part 2A maintained by KKR also contains further information regarding conflicts of interest relating to the KKR Group that are relevant to the Company and KKR Vehicles. Investors are encouraged to read Form ADV Part 2A maintained by KKR prior to investing, which is available on the SEC’s website at www.sec.gov.
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
Fees
The KKR Group generally expects to earn fees and/or other compensation from portfolio companies in which, or holding vehicles and other entities through which, the Company acquires such portfolio companies and will at times also earn fees and/or other compensation directly from the Company and from purchasers, sellers and other parties to transactions in which the Company, directly or indirectly, participates as compensation for services, including advising on valuing, structuring, negotiating, monitoring and arranging financing for transactions. The KKR Group and its affiliates will provide a broad range of financial services to and with respect to the Company’s portfolio companies, holding vehicles and other entities in or through which the Company acquires portfolio companies. The KKR Group will act as underwriter, placement agent, syndication agent, financial advisor or a similar role in connection with the offering, placement or arrangement of securities, debt instruments or other financial products by portfolio companies and other entities (including non-controlled entities) through which the Company acquires portfolio companies, including in respect of portions of the capital structures of such portfolio companies that are not acquired by the Company, or as underwriter, placement agent, syndication agent, financial advisor or similar role in connection with the public or private sale of the Company’s acquisitions of such portfolio companies, and the KKR Group generally will be paid customary fees for such services to the extent permitted under the LLC Agreement. See also “—Broker-Dealer Activities.” In addition, the KKR Group (including lending vehicles) will provide strategic and capital markets advisory services to the Company, holding vehicles, and other entities (including non-controlled entities) in or through which the Company acquires portfolio companies, including in connection with mergers and acquisitions, recapitalizations, refinancings and restructurings, and will alone, or with other counterparties, which might include KKR Vehicles, third party banks or other unaffiliated finance providers, provide acquisition financing, lines of credit, bridge financing, hedging and other corporate lending or financing services and products to such entities and to the Company with respect to such entities. Members of the KKR Group will also provide syndication services to such entities, including in respect of co-investments in transactions participated in by the Company. See “—Co-Investments.” The Company will directly bear, or indirectly bear through portfolio companies, holding vehicles and other entities in or through which it acquires portfolio companies (including where such costs are shared between such entities and the Company), the foregoing fees paid to the KKR Group.
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
In addition, the KKR Group will enter into participation or other “back-to-back” arrangements with a bank or other third parties that provide the foregoing services and products directly to or with respect to the Company and its portfolio companies, holding vehicles and other entities in or through which the Company acquires portfolio companies. Under these arrangements, the KKR Group will agree to assume or perform some portion of the services or obligations undertaken by such third party, or to otherwise assume a portion of the third party’s financial risk in respect of such services or products, and will receive fees from the third party in connection with such activities. These fees (“Indirect Fees”) could represent a specific percentage of the fees received by such third party directly from the Company or its portfolio companies or holding entities, or such other amount as is negotiated and agreed by the KKR Group and such third party. Under such arrangements, although the KKR Group will not receive fees directly from the Company or its portfolio companies, holding vehicles and other entities in or through which the Company acquires portfolio companies, the KKR Group could be viewed as indirectly receiving such fees from the Company or its portfolio companies or holding entities in consideration for services or products provided indirectly to the foregoing. The KKR Group has an incentive to select third parties that are likely to engage the KKR Group in such arrangements and pay Indirect Fees to the KKR Group. Any such Indirect Fees received by the KKR Group or its affiliates from or with respect to the Company’s portfolio companies will not be shared with the Company or offset against the Offsetable Fees payable to the Manager in respect of the Company.
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
By way of example and solely for illustrative purposes, assume KKR enters into a monitoring agreement with the Company’s first portfolio company on January 1, 2023, under which KKR is entitled to a $1 million annual monitoring fee paid in quarterly installments and that the term of the monitoring agreement extends until June 30, 2034, which is the end of the final year of the term for the “flagship” KKR fund for the deal. The KKR Group controls 80% of the equity in the portfolio company, of which the Company accounts for 10%, KKR Vehicles account for 70% and co-investors and KKR proprietary Balance Sheet entities account for 20%. The portfolio company holds an all primary IPO on December 31, 2027, at which time the monitoring agreement is terminated. The aggregate stake in the portfolio company controlled by the KKR Group immediately after the IPO is greater than 10% and held in the same proportion as the original investment (i.e., of the stake held by the KKR-related entities and co-investors, the Company accounts for 10%, the KKR Vehicles account for 70% and co-investors and KKR proprietary and Balance Sheet entities account for 20%). An employee of the KKR Group serves as a member of the board of directors of the portfolio company immediately following the IPO.
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
The aggregate amounts allocable to the KKR Vehicles, $5,745,492 in total, would, depending on the terms of the governing documents of such KKR Vehicles, either be offset, in whole or in part, against the management fees payable by such KKR Vehicles to the KKR Group (after repayment of Broken Deal Expenses, if applicable). The Company’s allocable portion of the aggregate annual monitoring fees and the NPV Payment, $820,785 in total, would under the terms of the Company be a 100% offset against the delegate management fees payable by the Company to the KKR Group (after repayment of Broken Deal Expenses, if applicable). The amounts allocable to co-investors and KKR proprietary Balance Sheet entities, $1,641,569 in total, would be fully retained by the KKR Group. The amounts that are retained by the KKR Group in respect of KKR Vehicles (which could be the whole amount or just a portion), co-investors and KKR proprietary Balance Sheet entities would not offset any management fees and/or Other Offsetable Amounts otherwise payable to the KKR Group, whether by the Company, KKR Vehicles or any other person.
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
Members of the KKR Group engage in loan servicing and other administrative services provided to borrowers, loan syndicates and similar arrangements. One or more of such members of the KKR Group could provide these services to the Company’s portfolio companies and/or to lenders to such portfolio companies and, if so, will receive fees in connection with such services. Any such loan servicing or administration or similar fees received by the KKR Group from or with respect to the Company’s portfolio companies will not be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates in respect of the Company.
Members of the KKR Group and/or their respective employees or agents could also receive service costs, namely amounts that the KKR Group and its affiliates receive from portfolio companies of the Company or from entities through which the Company acquires a portfolio company or other asset for local administration or management services related to such portfolio company or entity or other asset that (i) are determined by the KKR Group to be reasonably necessary in order to achieve beneficial legal, tax or regulatory treatment with respect to the relevant portfolio company and (ii) would otherwise be payable to a third party for such services. Without limiting the foregoing, the Company could own an equity interest alongside KKR Vehicles in one or more dedicated service companies that operate in the jurisdiction of domicile of entities through which the Company acquires portfolio companies. Any such dedicated service companies would employ people that provide local administration, non-discretionary advisory or management services directly to entities through which the Company acquires portfolio companies or indirectly by seconding such people to be employees of such entities. It is not expected that any equity value will be ascribed to the Company’s ownership of a dedicated service company. The costs and expenses of any such dedicated service company will be treated as Company Expenses. The amount and timing of the payment of such amounts will be determined by the relevant legal, tax or regulatory treatment that the Company is seeking to achieve, having regard to the circumstances in which such amounts are paid and the jurisdiction of establishment of the relevant portfolio company or intermediary entity. Any service costs received by the KKR Group with respect to the Company will not be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates or Performance Participation Allocation payable to KKR in respect of the Company. In certain circumstances for commercial or tax efficiencies, the KKR Group will utilize a Singapore holding structure for the Company’s Asian portfolio companies (if any). The Singapore holding structure will engage a member of the KKR Group to provide certain services to it and pay such member of the KKR Group remuneration for the provision of such services. Fees earned by such member of the KKR Group will accrue entirely to the benefit of its equity owners affiliated with the KKR Group, which will not include the Company. Moreover, the remuneration will not be credited against the Offsetable Fees. See“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Management Fee.”
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
Except with respect to Other Fees (which do not include fees of KCM, KKR Capstone, Advisors or Technical Consultants or other fees paid to the KKR Group for services described herein, such as service costs and loan servicing or administration fees) as provided under the LLC Agreement, none of the fees charged by the KKR Group for any of the foregoing services will be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates. Accordingly, investors will not receive any benefit from such fees. The fee potential inherent in a particular acquisition or transaction could be viewed as an incentive for the KKR Group to seek to refer, allocate or recommend an acquisition of a portfolio company or transaction to the Company. See “—No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities.”
KKR Capstone
The Company will directly bear, or indirectly bear through portfolio companies, holding vehicles and other entities in or through which it acquires portfolio companies (including where such costs are shared between such entities and the Company), the cost of any consulting services provided by KKR Capstone, which provides consulting services to the KKR Group, KKR Vehicles and certain portfolio companies, holding companies and other entities in or through which the Company and KKR Vehicles own and control or invest in, respectively, portfolio companies. The KKR Group has and could in the future engage Technical Consultants in addition to KKR Capstone, including, but not limited to, for operational consulting, loan servicing, energy industry consulting and operating services and property management services in the real estate sector on terms substantially similar to those described herein with respect to KKR Capstone and the considerations discussed herein with respect to KKR Capstone will apply similarly to such other Technical Consultants. The Company will directly bear, or indirectly bear through portfolio companies, holding vehicles and other entities in or through which it acquires portfolio companies (including where such costs are shared between such entities and the Company), the costs of operating and consulting services provided by such Technical Consultants. In addition, the KKR Group, the Company and/or other KKR Vehicles will be responsible, directly or indirectly, for all or a portion of the general and administrative expenses (such as salaries, benefits and other overhead) of any such Technical Consultant (in addition to potential project-based compensation), particularly in cases where a Technical Consultant provides services exclusively to the KKR Group. The KKR Group will be conflicted in allocating such expenses among the Company and/or other KKR Vehicles as the method of allocation could increase or decrease, potentially materially, the amount of expenses borne by the Company and/or other KKR Vehicle. See also “—Company Expenses.” A Technical Consultant, such as a Technical Consultant exclusive to the KKR Group, will also hold itself out to the public as part of the KKR Group, including by use of KKR branding or other indicia that will appear as if the KKR Group controls and/or owns a given Technical Consultant, and such a Technical Consultant will generally provide any services to the KKR Group and at the direction of the KKR Group to portfolio companies or assets or to the KKR Group designees on an exclusive basis and also receive services and support from the KKR Group, which will generally be provided on favorable or below market rates. See “—No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR

Vehicles; Allocation of Acquisition Opportunities.” Notwithstanding the foregoing, so long as the KKR Group does not possess material voting or decision-making rights in respect of, or a sufficient equity interest in, the Technical Consultant such that, in either case, the KKR Group “controls” the Technical Consultant (or its business), no such Technical Consultant shall be treated as an affiliate of the KKR Group and, therefore, any compensation, which will be paid in cash, equity or in other forms, received by such a Technical Consultant will not be shared with the Company or offset against any Offsetable Fees payable to the Manager or its affiliates.
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
Capstone Executives are expected to receive compensation in the form of (i) an annual salary; (ii) a discretionary performance-related bonus; (iii) grants of equity in one or more of the members of the KKR Group (including equity awards from the KKR Public Company, which has listed certain securities on the New York Stock Exchange), (iv) a portion of the carried interest distributions (or performance allocation payments) received by the Manager or the general partners of KKR Vehicles that are part of the KKR Group’s “carry pool”; and/or (v) a profits interest in individual portfolio companies or assets of KKR Vehicles and, potentially, the Company. The fees paid to KKR Capstone by portfolio companies, the Company and KKR Vehicles are designed to cover the costs of KKR Capstone’s business, the majority of which are compensation costs for Capstone Executives. Historically, KKR Capstone fees have only covered the annual salary and bonus paid to Capstone Executives while the other components of the typical compensation package for a Capstone Executive have been borne by the KKR Group. In the future, it could be that the additional components of the typical compensation package borne by the KKR Group (i.e., equity grants in members of the KKR Group, carried interest awards and profits interests) are factored into the fees that KKR Capstone charges to portfolio companies, the Company or KKR Vehicles such that those costs are passed on to portfolio companies, the Company and KKR Vehicles. Capstone Executives could also be entitled to receive other monetary or non-monetary benefits in connection with their engagement. Capstone Executives could serve on the boards of directors of the Company’s portfolio companies and in such cases will generally receive directors’ fees and other compensation (including in the form of fixed and incentive compensation) in connection therewith from such portfolio companies. They also serve from time to time as interim executives of portfolio companies and receive compensation in connection therewith. Any such compensation, which could be paid in cash or equity, received by Capstone Executives will not be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates.
Certain Technical Consultants and/or employees of such Technical Consultants are expected to receive in the future compensation in the form of (x) grants of equity in one or more of the members of the KKR Group (including equity awards from KKR Public Company, which has listed certain securities on the New York Stock Exchange), (y) a portion of the carried interest distributions (or performance payments) received by the general partner(s) of KKR Vehicles that are part of the KKR Group’s “carry pool” and/or (z) a profits interest in individual portfolio companies or assets of KKR Vehicles. Technical Consultants could also be entitled to receive other monetary or non-monetary benefits in connection with their engagement. Any such compensation received by such Technical Consultants will not be shared with the Company or offset against the Company’s Offsetable Fees or Performance Participation Allocation payable to the Manager or KKR, as applicable, in respect of the Company.
Other companies provide similar services as KKR Capstone and other Technical Consultants, but they are less customized to the KKR Group’s business and are not exclusive to the KKR Group and its portfolio companies. In addition, KKR Capstone is often involved in due diligence in connection with KKR’s investment sourcing as well as exit-related diligence. Fees and compensation received by KKR Capstone will be paid by the Company and not shared with the Company or offset against the Company’s Offsetable Fees (or performance payments) payable by the Company. In addition, it is expected that fees and compensation received by Technical Consultants will be charged and will not be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates, even if any Technical Consultant were to become a member of the KKR Group.

Generally, KKR Capstone has master consulting agreements in place with KKR for due diligence work and other projects on behalf of KKR Vehicles, including, potentially, the Company, and they from time to time enter into engagement letters with portfolio companies, holding companies and other entities for consulting services provided to such entities. KKR Capstone also performs scoping work on behalf of KKR Vehicles, including, potentially, the Company, in order to evaluate the potential for consulting or similar arrangements with existing portfolio companies and related operational changes and improvements. Under those agreements and engagement letters, KKR Capstone is generally entitled to fees, other compensation and expense reimbursement (outside of the United States, expenses could be determined as a fixed percentage of KKR Capstone’s fee for a specific engagement). Additionally, in certain circumstances, for commercial, tax and/or regulatory purposes, the Company, through a joint venture with a KKR infrastructure vehicle for private wealth investors (the “K-Series Joint Venture”), may engage KKR Capstone or one or more of its subsidiaries or affiliates to provide personnel who serve as directors of a Singapore holding structure (formed for the purpose of holding certain of the Company’s portfolio companies in Asia) at the direction of the Company. The Company, through the K-Series Joint Venture, will pay to KKR Capstone a service fee on a quarterly basis. Fees earned by KKR Capstone in exchange for these services will accrue entirely to the benefit of its equity owners affiliated with the KKR Group, which will not include the Company. Moreover, such fees will not be credited against the Offsetable Fees. While such fees and reimbursable expenses and other compensation paid to KKR Capstone is believed by KKR to be reasonable and generally at market rates for the relevant activities, such compensation is not negotiated at arm’s length and from time to time could be in excess of fees, reimbursable expenses or other compensation that would be charged by comparable third parties.
The quantum of fees and reimbursable expenses payable to KKR Capstone borne by the Company will at times depend in part upon which entity in the relevant structure has agreed to pay the relevant costs to KKR Capstone. For example, if the relevant portfolio company has agreed to pay such costs, then generally the equity owners of the portfolio company, including the Company, will indirectly bear their portion of such costs, whereas if a holding vehicle through which the Company (but not all of the equity owners of the portfolio company) invests pays such costs, then the Shareholders who invest through the relevant holding vehicle, including the Company, will bear such costs. This will result in the Company and any participating KKR Vehicles bearing a greater portion of the costs of KKR Capstone or Technical Consultants than would be the case if such costs were paid by the relevant portfolio company. If a portfolio company declines to pay for services rendered by KKR Capstone that the Manager believes benefited the Company, then the Company could be charged for such services, which will also result in the Company bearing more of such expenses than if paid by the portfolio company. KKR Capstone and Technical Consultants fees and reimbursable expenses related to due diligence are generally either capitalized as part of the acquisition price of the relevant portfolio company for consummated transactions (but only to the extent not reimbursed by a third party) or treated as Broken Deal Expenses for transactions that are not consummated. In connection with the Company’s acquisition of a portfolio company, the KKR Group could elect to invest additional amounts as part of the overall acquisition price for such portfolio company to account for the payment of fees and reimbursable expenses relating to the anticipated engagement of KKR Capstone (and/or other Technical Consultants) by the relevant portfolio company following the acquisition thereof by the Company. The KKR Group could engage KKR Capstone (and other Technical Consultants) on behalf of the Company (and KKR Vehicles, as applicable) for scoping work to evaluate the potential for consulting or similar engagements with the Company’s existing portfolio companies, and the associated fees and reimbursable expenses for such scoping work will be treated as Company Expenses. Similar considerations are expected to apply to the fees and expenses of any other Technical Consultants engaged in respect of the Company, its strategy or portfolio companies.
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
Additionally, certain of these agreements, transactions and arrangements among portfolio companies involve fees, servicing payments, rebates and/or other benefits to the KKR Group (including KKR Capstone). For example, the KKR Group encourages portfolio companies to enter into agreements regarding group procurement and/or vendor discounts. The KKR Group (including KKR Capstone) could also participate in these agreements and potentially realize better pricing or discounts as a result of the participation of the KKR Group or its portfolio companies. Certain of those agreements provide for commissions or similar payments and/or discounts or rebates to be paid to a member of the KKR Group (including

KKR Capstone) or a portfolio company and such payments or discounts or rebates could also be made directly to a member of the KKR Group (or to portfolio companies held as investments by KKR Vehicles or the KKR Group). Under these arrangements, a particular member of the KKR Group (including such portfolio companies) could benefit to a greater degree than the other participants, and a member of the KKR Group, including the KKR funds, investment vehicles and accounts (which might or might not include the Company) that have an interest (including indirectly) in the portfolio company will receive a greater relative benefit from the arrangements than the KKR funds, investment vehicles or accounts that do not own an interest therein. Fees and compensation received by KKR Capstone and its executives in relation to the foregoing will not be shared with the Company or offset against the Offsetable Fees payable to the Manager. See “—Expenses” for a discussion of the allocation of fees and expenses of KKR Capstone. Similar arrangements could be put in place with respect to other Technical Consultants.
Senior Advisors, Executive Advisors and Industry Advisors
The Company will also directly bear, or indirectly bear through portfolio companies, holding vehicles and other entities in or through which it acquires portfolio companies, the costs, if any, associated with consulting services provided by Advisors (excluding KKR Advisors). Advisors are typically senior business leaders who provide advisory and consulting services to the KKR Group, KKR Vehicles (including, potentially, the Company) and portfolio companies. They are consultants rather than employees of the KKR Group and are compensated for services provided to the KKR Group, KKR Vehicles (including, if applicable, the Company) and portfolio companies.
A significant portion of the compensation and reimbursement of expenses paid to Advisors (other than KKR Advisors) is allocated to KKR Vehicles, including, potentially, the Company.
Advisors (excluding KKR Advisors) typically receive a financial package comprised of one or more of the following: (i) an annual fee; (ii) a discretionary performance-related bonus; (iii) a portion of the carried interest and/or incentive allocations allocable to the Manager or the general partners of KKR Vehicles that are part of the KKR Group’s “carry pool”; (iv) grants of equity in one or more of the members of the KKR Group (including equity awards from the KKR Public Company); and/or (v) an opportunity to invest in KKR Vehicles, including, potentially, the Company, or in specific transactions (including the Company’s acquisitions of portfolio companies) on a no-fee/no-carry basis. Advisors (other than KKR Advisors) are also entitled to reimbursement for certain costs and expenses, including travel, meals, lodging and reasonable and customary entertainment, that are incurred while providing services to the KKR Group, KKR Vehicles and portfolio companies, and in some cases are entitled to receive other monetary or non-monetary benefits in connection with their respective engagement. Fees and expenses received by Advisors that are borne by the Company and/or its portfolio companies could result in direct or indirect benefits to KKR, KKR Vehicles and/or portfolio companies of KKR Vehicles. Consequently, the KKR Group, KKR Vehicles and/or portfolio companies of KKR Vehicles could receive services without bearing associated costs. Conversely, the Company or its portfolio companies or prospective portfolio companies could also benefit from services where the associated fees and expenses are borne by the KKR Group, KKR Vehicles and/or portfolio companies of KKR Vehicles.
Cash compensation (i.e., annual fees and cash bonuses) and expense reimbursement paid to Advisors (other than KKR Advisors) will generally be allocated to the Company to the extent the services of such individuals relate to the Company’s business strategy or otherwise to acquisitions or potential acquisitions of portfolio companies. Allocations of such amounts are generally based on how each such person spends his or her time and the KKR Vehicles and other parties investing in the relevant strategy or investment. Advisors could also serve on the boards of directors of the Company’s portfolio companies and otherwise serve directly as consultants to portfolio companies and receive directors’ fees, consulting fees and other compensation (including in the form of fixed and incentive compensation) in connection therewith from the portfolio companies. Any such compensation, which could be paid in cash or equity, or expense reimbursements received by the Advisors will not be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates. See “—Expenses” for a discussion of the allocation of fees and expenses of Advisors.
The KKR Group engages certain Advisors in connection with the identification of and due diligence with respect to potential portfolio companies. While there are a variety of forms the engagements can take, they are generally entered into in connection with a specific transaction. Many times, the Advisor will have sourced the transaction and will be paid a “finder’s fee” as well as fees and expense reimbursement for due diligence work (either by means of a cash payment or through stock or equity grants in the relevant portfolio company). Other times, the Advisor will be engaged in advance of identifying a specific portfolio company but with a view to finding an appropriate opportunity for the Advisor to become an operating executive of a portfolio company. In those circumstances, the Advisor will be paid fees and expense reimbursement for due diligence work (either by means of a cash payment or through stock or equity grants in the relevant portfolio company if the acquisition is consummated) and, if the acquisition is successfully consummated, the Advisor would become an executive at the portfolio company, typically in the C-suite. Where such Advisors are engaged in connection with a consummated acquisition of a portfolio company by the Company, the fees paid to such Advisors and/or the costs of any stock or equity grants made to such Advisors will be borne by the Company and any participating KKR Vehicles. KKR generally expects to allocate any fees or other compensation paid to such Advisors across the Company and KKR Vehicles on a fair and equitable basis. However, there could be instances where the Company is required to bear more than its pro rata share (and potentially all) of such fees even though other KKR Vehicles benefit, directly or indirectly, from the services provided by the relevant Advisor. In addition, where a transaction is not consummated, the fees paid to such Advisors will be borne by the Company and KKR Vehicles as Broken Deal Expenses. In addition, or as an alternative, to the fees and reimbursement for due diligence work described above, such Advisors could also receive (i) profits interests and other performance related compensation related to the relevant portfolio company; (ii) an opportunity to participate in any management equity plans of the relevant portfolio company; and/or (iii) an opportunity to invest in the relevant portfolio company on a no-fee/no-carry basis.
The KKR Group has entered into, and expects that in the future it will enter into, in cooperation with the Manager, strategic partnerships or other multi-strategy, multi-fund or multi-asset class arrangements with investors (or their affiliates) that commit capital to a range of the KKR Group’s platform of products, investment ideas and asset classes (including the strategy of the Company). Such arrangements will generally (subject to applicable terms) include the KKR Group’s granting certain preferential terms to such investors, including, for example, blended fee, management fee, carried interest and/or incentive allocation rates that are lower than those applicable to the Company when applied to the entire strategic partnership, altered liquidity rights (including, without limitation, altered rights to cancel remaining undrawn commitments), rights to participate in the investment review and evaluation process, access to senior managers at the Company’s portfolio companies and training by the KKR Group of personnel of the investor (or its affiliates). Where such Shareholders participate in the Company through dedicated investment vehicles or accounts as part of such arrangements (or an affiliate of any such investor participates in the Company), such vehicles and accounts (or affiliates, as applicable) will generally (subject to applicable terms) be granted terms, including the Management Fee and the Performance Participation Allocation, and liquidity rights, that are more favorable than those applicable to other Shareholders. Where management fees, carried interest and/or incentive allocations are applicable at the level of such vehicles and accounts, such terms will generally (subject to applicable terms) include a waiver of the Management Fee and/or the Performance Participation Allocation on their purchase of the Company’s Shares. In addition, the KKR Group has entered into, and expects that in the future it will enter into, written contractual arrangements with investors (or affiliates thereof) that entitle such investors to economic benefits in respect of the Company and/or KKR Vehicles in consideration of the aggregate capital commitments made to KKR Vehicles by such investors (or their affiliates) in excess of a specified threshold and within a specified time period, which commitments may include past and existing commitments as well as future commitments. Such arrangements will generally entitle such investors to receive preferential terms, including management fee and/or carried interest or incentive allocation rates that are lower than those that would apply to a purchase of the Company’s Shares in the absence of such arrangements, as well as altered liquidity rights (including, without limitation, altered rights to cancel remaining undrawn commitments). The KKR Group has established and expects in the future to establish KKR Vehicles that pursue similar strategies to the Company and could permit such KKR Vehicles and any other investor to co-invest in some or all of the acquisitions of portfolio companies made by the Company. See “—No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities” and “—Co-Investments.” The terms applicable to such KKR Vehicles and co-investors, including management fees or carried interest, could be more favorable than those applicable to the Company (and could also include no management fees and/or carried interest). The foregoing preferential terms and other preferential terms that are extended to investors through such arrangements are unavailable to Shareholders in the Company that have not entered into comparable arrangements with the KKR Group.
The Company may enter into Joint Ventures with third-party managers or other persons with respect to the management of specified portfolio companies or categories of portfolio companies and in connection therewith, such third party managers or other persons may receive management fees and/or performance-based compensation such as a carried interest and/or incentive allocations in vehicles through which such Joint Ventures invest. The Company could also hold certain portfolio companies through investment vehicles managed in whole or in part by third party managers or other persons where the Manager determines this is necessary or appropriate due to regulatory or other comparable reasons. Any compensation of such third party managers or of Joint Ventures partners, which will reduce the Company’s returns from the relevant portfolio companies, will not be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates.
The Management Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to Class S Shares, Class D Shares, Class U Shares and Class I Shares and (ii) 1.00% per annum of the month-end NAV attributable to Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares for a 60-month period following the Initial Offering, and 1.25% per annum of the month-end NAV attributable to such Shares thereafter, each before giving effect to any accruals for the Management Fee, the Distribution Fee, the Servicing Fee, the Performance Participation Allocation, share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds a portfolio company, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Transactional NAV. The Manager may elect to receive the Management Fee in cash or Class F Shares. The Manager has submitted a standing election notice to the Company to receive the Management Fee for future periods in cash. The Management Fee will be payable to the Manager in consideration for its services. The calculation of the net assets includes certain subjective judgments with respect to estimating, for example, the value of the Company’s portfolio companies, income and liabilities (e.g., exclusion of potentially subjective or contingent liabilities that may arise on or subsequent to the sale of a portfolio company), and therefore, the NAV may not correspond to realizable value upon a sale of those assets. The Manager may benefit from the Company retaining ownership of its assets at times when Shareholders may be better served by the sale or disposition of the Company’s assets in order to avoid a reduction in its NAV. If the Company’s NAV is calculated in a way that is not reflective of its actual NAV, then the purchase price of Shares or the price paid for the repurchase of Shares on a given date may not accurately reflect the value of the Company, and such Shares may be worth less than the purchase price or more than the repurchase price.
KKR Capital Markets
The Company expects to engage KKR or affiliates of KKR to facilitate the arranging and servicing of financing to the Company. In particular, KCM will receive fees directly from the Company in connection with arranging any such financing for the Company, including financings involving affiliates of KKR. Such financings arranged by KCM can include the establishment of a credit facility for the Company, including the Revolving Credit Agreement as further described in “—Revolving Credit Agreement,” as well as syndication and warehousing arrangements for the Company. These payments to KCM would not be shared with the Company or Shareholders and will benefit KKR directly and indirectly. Any amounts paid to KCM for such services by the Company as well as the expenses, charges and costs of any benchmarking, verification or other analysis related thereto, will be borne by the Company as Company Expenses, will not result in any offset to the Offsetable Fees. Even if debt holders are responsible for such payments, the Company may indirectly bear some of the cost. KKR directly benefits from the engagement of KCM through the payment of fees, and there is therefore an inherent conflict of interest. When required, the prior consent of the Board (or the non-independent members thereof) will be sought in connection with the provision of such services and payment of such fees.
Other Fee Offset
With respect to the timing of any offsets to the Management Fee and the Other Offsetable Amounts, offsets will generally be calculated on a cash-basis in the subscription period in which they are paid, with any offsetable fees and expenses earned during a particular month offset at the end of such month, with any additional offsetable fees and expenses in excess of the Management Fee and the Other Offsetable Amounts for such period being deducted from the next month’s Management Fee and the Other Offsetable Amounts. Because each Shareholder’s proportionate share of Shares will change over time, such Shareholder’s Management Fee and the Other Offsetable Amounts may be reduced by an amount greater or less than the amount by which its fees would have been reduced had the offset been calculated in a different month, potentially materially so. There can be no guarantee that any balance of the Company’s Other Fees will be offset against any Other Offsetable Amounts in the manner described herein, and shareholders should therefore be aware that any such Other Offsetable Amounts may be determined and offset by the Manager in its sole discretion. If permitted by applicable law and accounting standards, the Manager may determine to allocate certain offsetable fees and expenses over a longer period so that offsetable fees and expenses attributed to any particular month are not disproportionately benefitting Shareholders in one subscription period.
If a Warehoused Asset pays transaction fees to KKR or its affiliates before the Balance Sheet contributes the Warehoused Asset to the Company, those transaction fees will be included in the cost basis for the Warehoused Asset. The cost basis of the Warehoused Asset determines the number of Class E Shares or cash that the Company issues or pays, respectively, to the Balance Sheet for its contribution of the Warehoused Asset. Transaction fees received by KKR or its affiliates before the Balance Sheet contributes the Warehoused Asset to the Company (i) prior to the Initial Offering, were not Other Fees and (ii) following the Initial Offering, are Other Fees. Transaction fees received by KKR or its affiliates after the Balance Sheet contributes the Warehoused Asset to the Company will be Other Fees.
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
In addition, the KKR Group has acquired an interest in an “asset reconstruction company” (an “ARC”) in India which sources, services and/or resolves performing or non-performing loans and provides services relating to loan administration, loan or asset resolution, restructuring and reconstruction in India. The Company can invest in security receipts issued by special purpose trusts or similar vehicles (“ARC Portfolio Trusts”) established by the ARC acting as trustee and manager of the relevant ARC Portfolio Trust. Each such ARC Portfolio Trust will acquire nonperforming loans and/or other relevant assets that such ARC Portfolio Trust is permitted to invest in under applicable law. The ARC will typically be entitled to reimbursement of expenses and compensation for services rendered to an ARC Portfolio Trust, which will typically include an annual management fee based on the net asset value of the assets held by an ARC Portfolio Trust. Where the ARC provides work out and other similar services to an ARC Portfolio Trust, the ARC could also be entitled to performance fees or other performance-based compensation. Pursuant to applicable regulations in India, the ARC has been required to have a 15% interest in each ARC Portfolio Trust it establishes and services. Accordingly, the ARC will co-invest alongside the Company in all assets participated in by the Company through an ARC Portfolio Trust to the extent of such minimum required interest. All management fees, performance fees and other compensation charged to any ARC Portfolio Trust by the ARC, and any returns received by the ARC on its proprietary interest in any ARC Portfolio Trust, will be retained by the ARC, and the KKR Group, as a shareholder of the ARC, will receive a share of such compensation through its share of distributable profits received from the ARC, none of which will be shared with the Company or offset against the Company’s Offsetable Fees or Performance Participation Allocation payable to the Manager or KKR, as applicable, in respect of the Company. Accordingly, the Company will not receive any benefit from such share of such compensation earned by the KKR Group. The Company alone or together with KKR Vehicles and third-party investors could invest in security receipts issued by ARC Portfolio Trusts, which will use such proceeds to acquire the non-performing loans and/or other relevant assets. In addition, the ARC is permitted to provide services to ARC Portfolio Trusts in which neither the Company nor any KKR Vehicle invest. The ARC is not under any obligation to bring acquisition opportunities sourced by investment managers and other third parties that are not affiliated with the Manager to the Company or any KKR Vehicle.
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
As with the Company’s other portfolio companies, in respect of all platform arrangements, the Company will bear the expenses of the management team and/or portfolio company, as the case may be, including, for example, any overhead expenses, management fees or other fees, employee compensation, diligence expenses or other expenses in connection with backing the management team and/or the build out of the platform. Such expenses will be borne directly by the Company as Company Expenses (or Broken Deal Expenses, if applicable) or indirectly as the Company bears the start-up and ongoing expenses of the newly formed platform. The compensation of management of a platform portfolio company will generally include management fees (or other fees, including, for example, origination fees) or interests in the profits of the portfolio company (or other entity in the holdings structure of the platform portfolio company), including profits realized in connection with the disposition of an asset and other performance-based compensation. Where the management or operating team of a platform portfolio company of the Company provides services that benefit KKR Vehicles, those KKR Vehicles will not necessarily bear their allocable share of platform related expenses, including compensation of management. Although it is possible that a platform portfolio company will be controlled by the Company, members of a management team will not be treated as affiliates of the Manager for purposes of this Annual Report on Form 10-K. Accordingly, none of the compensation or expenses described above will be offset against any Offsetable Fees or Performance Participation Allocation payable to the Manager or KKR, as applicable, in respect of the Company.
With respect to operating partners, the KKR Group will generally retain, or otherwise enter into a Joint Ventures arrangement with, such operating partner on an ongoing basis through a consulting or Joint Ventures arrangement involving the payment of annual retainer fees. Further, such operating partner will typically receive success fees, performance-based compensation and other compensation for assistance provided by such operators in sourcing and diligencing acquisitions for the Company and KKR Vehicles. Such annual retainer fees, success fees, performance-based compensation and the other costs of retaining such operating partners would ordinarily be borne directly by the Company as fund expenses. To the extent that an operating partner is providing services on an exclusive basis to the KKR Group, or the Company acquires an interest in such operating partner, members of such operating partner will not be treated as affiliates of the Manager for purposes of this Annual Report on Form 10-K. Accordingly, none of the compensation or expenses described above will be offset against any Offsetable Fees or Performance Participation Allocation payable to the Manager or KKR, as applicable, in respect of the Company. Such operating partners (including operating partners in which the Company owns an interest) will generally operate assets on behalf of the Company as well as KKR Vehicles and could also operate assets for third parties.
For example, the KKR Group has entered into a consulting agreement with Water Capital Partners, LLC (“WCP”) who worked with the KKR Group in developing and performing due diligence on previous water and wastewater concession investments that have since been exited and who continue to manage those concessions for the new owner as they did while those investments were owned by a KKR Vehicle. Under the consulting arrangement, WCP receives an annual retainer fee for assisting the KKR Group in sourcing and diligencing potential water, wastewater and waste investment opportunities in the United States. The foregoing annual retainer fee is allocated to and borne by KKR Vehicles that participate in the global impact strategy. The Company will be allocated a portion of the annual retainer fee when it becomes operational. Under the consulting agreement, WCP could also be entitled to receive additional success fees for their pre-closing work related to acquisitions consummated by the Company and KKR Vehicles and WCP could be retained to provide operational and administrative services in respect of such acquisitions, which would require the payment of additional compensation and could include equity-based consideration such as a promote. The foregoing success fees and additional compensation would be borne by the Company and KKR Vehicles. None of the compensation or expenses described above will be offset against the Offsetable Fees or the Performance Participation Allocation payable to the Manager or KKR, as applicable, in respect of the Company.
Expenses
The Company will pay or otherwise bear all legal, accounting, and filing expenses incurred in connection with organizing and establishing the Company and the Manager, and the offering of Shares in the Company up to the amount indicated as a cap in the Expense Limitation Agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Expense Limitation and Reimbursement Agreement.” In addition, the Company will pay Broken Deal Expenses (which shall include amounts incurred in connection with the disposition of portfolio company holdings or other Company assets to KKR or one of its affiliates (including a continuation vehicle (as defined below)) pursuant to a transaction that does not proceed to close) and all expenses related to the operation of the Company and its acquisition activities, as described in the LLC Agreement.
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
Expenses related more generally to a business strategy, including Broken Deal Expenses, certain organizational expenses (e.g., those related to the establishment of a multi-investment platform for a strategy), fees and expenses of consultants (including Advisors (other than KKR Advisors), KKR Capstone and other Technical Consultants) and costs and expenses of research relating to such strategy, will be allocated to the Company and/or any KKR Vehicles (and, if applicable, KKR proprietary entities) participating in the relevant business strategy. The allocation of such expenses among participants in a given strategy will be based upon a number of relevant factors, including, without limitation, the capital committed to the strategy and the amount of capital historically held or remaining in similar holdings. The proportion of such expenses allocated to any relevant fund, vehicle or account could, accordingly, vary from period to period, but as a general result, the most significant portion of such expenses is typically borne by the primary fund, vehicle or account for such strategy.
KKR Insurance Costs
The KKR Group expects to maintain one or more insurance policies that cover the Company, KKR Vehicles, and the KKR Group, and as noted in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Company Expenses,” the Company will bear an allocable portion of the premiums and fees for such policies as Company Expenses. The KKR Group believes that employing such insurance policies enables the KKR Group to achieve lower overall premiums and fees for the Company, KKR Vehicles, the KKR Group and its affiliates. Such policies typically carry a per occurrence deductible, which would be expected to be borne by the relevant insured person(s) making a claim under the policy and not by other insured persons. On the other hand, such insurance policies typically have a maximum amount that will be paid to insured person(s) making any claim, and as such, it is possible that the Company will have insufficient coverage to the extent that a claim by a KKR Vehicle, KKR and/or one or more members of the KKR Group is paid for their insurance claims up to such maximum amount. In determining the Company’s allocable portion of any insurance premium or fee, the KKR Group first determines the portion of the aggregate amount of such premium or fee that is allocable to the private markets division of the KKR Group (which includes the Company and the KKR Vehicles that are private equity, growth equity or real asset funds) and the portion allocable to the public markets division of the KKR Group based on its assessment of the risks associated with their respective underlying businesses. Historically, the KKR Group has allocated 85% of the aggregate premiums or fees to the private markets division and 15% to the public markets division. The KKR Group then further allocates the private markets division’s portion of the aggregate premiums or fees among the KKR Vehicles comprising the private markets division (including the Company) pro rata based upon their relative NAV as of a specified date on or near the date the KKR Group entered into the applicable policy. In addition to the KKR Group policies referenced above, the Company could obtain one or more additional insurance policies that are specific to the Company, its activities and/or its portfolio companies. The costs of any such additional policies would be borne solely by the Company and/or its portfolio companies (in addition to the amounts borne by the Company under the KKR Group policies described above).
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
The KKR Group manages certain investment vehicles that are either feeder funds investing in KKR Vehicles or side-by-side vehicles investing alongside KKR Vehicles that are established primarily for the benefit of KKR personnel, Advisors, Capstone Executives and certain other persons associated with the KKR Group, including, without limitation, certain external consultants, and could potentially participate in the investment in portfolio companies acquired by the Company. The KKR Group will generally bear any allocable share of organizational costs and other expenses allocable to these vehicles on their behalf.
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

Applicable Employees
The Company will also pay or otherwise bear the costs and expenses associated with administration of the Company and its assets. Such expenses will include allocable compensation and overhead of applicable employees of the KKR Group that are members of the KKR Group’s finance, tax, legal, compliance, technology, public affairs, client partners group, client services, sustainability and operations teams that spend time on Company-related matters and certain of our officers who devote a significant amount of their time to Company-related matters, such as the Chief Operating Officer (the “Applicable Employees”). The following principles will be applied in determining allocable compensation and overhead of Applicable Employees.
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
Compensation of each Applicable Employee will include three elements: (a) salary and cash bonus; (b) payroll taxes; and (c) healthcare costs. For salary and cash bonus, each Applicable Employee will be assigned an amount based on the prior year’s average salary and cash bonus paid to Applicable Employees of the same seniority level (e.g., vice president, principal, director) within the same location (e.g., Houston, New York). The average salary and cash bonus for each level and location will be documented on a rate card that is updated annually. As an example, the salary and cash bonus assigned to each vice president on the finance team in New York for 2025 will be the average salary and cash bonus paid to all vice presidents on the finance team in New York for 2024, even though individual vice presidents on the finance team in New York could have actually been paid less (or more) than the average in 2024 or 2025. For payroll taxes, which consist of social security and Medicare taxes, the amount assigned to each Applicable Employee will be formulaic based on the applicable salary and cash bonus assigned to each Applicable Employee according to the rate card. For healthcare costs, which consist of medical and dental benefits, each Applicable Employee will be assigned an amount based on the prior year’s weighted average cost across all Applicable Employees taking into account medical coverage rates (including employee contributions) and actual marital status selections for all Applicable Employees. The weighted average healthcare costs will be documented on a rate card that is updated annually. As an example, the healthcare costs assigned to each vice president on the finance team in New York for 2025 will be the weighted average healthcare costs across all Applicable Employees regardless of level and location for 2024, even though individual vice presidents on the finance team in New York could have actually had healthcare costs less (or more) than the weighted average in 2024 or 2025. Using averages for determining the compensation costs for individual Applicable Employees could cause a greater (or lesser) amount to be reimbursed by the Company than if compensation costs had been determined based on each employee’s individual compensation costs. The allocation of compensation is determined on a look back basis, meaning the amounts allocated to the Company in the current period represent the compensation costs from the prior period and the percentage of time used for the current period’s allocation is based on how time was spent in the prior period.
Overhead includes rent, property taxes and utilities that are allocable to workspaces and shared spaces (including conference rooms, hallways, kitchens and bathrooms) used by Applicable Employees. The first step in the allocation process is to determine the aggregate overhead costs for all space (both work and shared) to be allocated and calculate a cost per square foot by dividing the aggregate overhead costs by the available workspace within each location (e.g., Houston, New York). Each Applicable Employee is assigned an amount of square footage for his/her workspace based on the smallest occupied workspace by an Applicable Employee at each level of seniority (e.g., vice president, principal, director) within each location (e.g., Houston, New York). As an example, the workspace square footage assigned to each vice president on the finance team in New York for 2025 will be the smallest occupied workspace by a vice president on the finance team in New York for 2024, even though individual vice presidents on the finance team in New York could have actually occupied a larger workspace in 2024 or 2025. The total overhead for each Applicable Employee will be calculated by multiplying the amount of square footage assigned to each Applicable Employee by the aggregate per square foot overhead costs. The allocation of overhead is determined on a look back basis, meaning the amounts allocated to the Company in the current year represent the overhead costs from the prior year.
It should be noted that the KKR Group does not obtain pricing information from unaffiliated third-party service providers and accordingly compensation and overhead of Applicable Employees charged to the Company could be in excess of the cost of comparable services provided in an arm’s-length transaction. In addition, the KKR Group could, from time to time, expand the scope of Applicable Employees to apply to additional personnel (or categories of personnel) of the KKR Group devoting time to Company administration matters, as well as in-house attorneys, accountants and tax advisers engaged in the Company’s legal and regulatory compliance. See “—Company Expenses” for a further description of expenses that will be borne by the Company. In addition, KKR Vehicles will bear expenses incurred with respect to the Company and its portfolio companies for services performed by employees of the Company and KKR Vehicles will be responsible for compensating the Company accordingly.
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
The KKR Public Company uses the Balance Sheet as a significant source of capital to further grow and expand its business, increase its participation in existing businesses and further align its interests with those of investors in KKR Vehicles and other stakeholders. The Balance Sheet includes general partner capital commitments to, and limited partnership interests in KKR Vehicles, proprietary investment vehicles and accounts, co-investments in certain portfolio companies and energy and real estate assets acquired in connection with the KKR Public Company’s acquisition of KKR Financial Holdings LLC (“KFN”) in April 2014. The Balance Sheet also holds other assets used in the development of the KKR Public Company’s business, including seed capital for the purpose of developing, evaluating and testing potential acquisition strategies, products or new strategies (“Seed Investments”). See “—KKR Stakes and Seed Business.”
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
Similarly, the KKR Group has established investment vehicles with approximately $18.3 billion of third-party capital and approximately $7.5 billion of Balance Sheet capital (collectively, the “Core Investment Platform”), targeting core investments in certain private equity and real asset opportunities, which include opportunities that are the same as or similar to opportunities targeted by the Company. However, there is no guarantee that the Company will achieve similar results to those that were achieved by KKR Vehicles in the Core Investment Platform. Because more than 30% of the Core Investment Platform is comprised of the KKR Public Company’s proprietary Balance Sheet capital, the KKR Group treats the entire Core Investment Platform as a proprietary entity. The KKR Group has established (and could in the future establish) KKR Vehicles that co-invest alongside the Core Investment Platform, which increase the amount of capital dedicated to the Core Investment Platform’s investment strategy. The Core Investment Platform targets opportunistic “core” investments, which are typically characterized by an expectation of lower returns and risks, longer hold periods, less leverage and a greater focus on income generation and regular dividends than typical private equity investments, although no single attribute is determinative and attributes of a particular core investment could change over time. The Company will invest alongside the Core Investment Platform in accordance with the Manager’s allocation policies and procedures. The KKR Group could establish KKR Vehicles treated as proprietary investment vehicles similar to the Core Investment Platform in the future.
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
Impact of Other Investment Activities
Additionally, the KKR Group has in the past given and is expected to continue to give advice or take action (including entering into short sales or other “opposite way trading” activities) with respect to the investments held by, and transactions of, KKR Vehicles or KKR proprietary entities that are different from, or otherwise inconsistent with, the advice given or timing or nature of any action taken with respect to the portfolio companies held by, and transactions of, the Company. Such different advice and/or inconsistent actions could be due to a variety of reasons, including, without limitation, the differences between the investment objective, program, strategy and tax treatment of certain KKR Vehicles or KKR proprietary entities and the Company or the regulatory status of KKR Vehicles and any related restrictions or obligations imposed on KKR as a fiduciary thereof (including, for example, KKR Vehicles invested in by pension plans and employee benefit plans and constituting “plan assets” subject to ERISA and/or Section 4975 of the Code or KKR Vehicles that are registered as investment companies under the Investment Company Act). Such advice and actions could adversely impact the Company. For example, a KKR Vehicle or KKR proprietary entity could concurrently, or in close proximity in time with such acquisition by the Company, establish a short position in a security acquired by the Company (for example, as collateral) or that otherwise relates to such a security held by the Company, and such short sale could result in a decrease in the price of the security acquired by or otherwise held by the Company or could otherwise benefit the execution quality of the transaction entered into by the KKR Vehicle and/or the KKR proprietary entity. Additionally, the investment programs employed by the KKR Group for KKR Vehicles or KKR proprietary entities could conflict with the transactions and strategies employed by the Manager in managing the Company. Where the Company, KKR proprietary entities, including Seed Investments, and KKR Vehicles hold interests in the same assets, their interests could potentially be in conflict irrespective of whether their assets are at different levels of the capital structure. For example, the timing of entry into or exit from a portfolio company could vary as among these parties for reasons such as differences in strategy, existing portfolio or liquidity needs. As a further example, the Company could (but is not required to) engage in bona fide hedging transactions in connection with its holdings, while KKR proprietary entities and KKR Vehicles could enter into such transactions for speculative purposes or, alternatively, hedge a given risk related to a given asset more or less fully than the Company. KKR proprietary entities and KKR Vehicles could enter into such hedging arrangements in connection with acquisitions alongside the Company and, like other Shareholders in the Company, could also enter into hedging arrangements in connection with their acquisitions made through the Company (including with respect to the Manager’s or KKR’s (or each of their affiliate’s) entitlement to receive the Performance Participation Allocation), which arrangements are not employed by the Company itself. These differences in hedging strategy could result in such KKR proprietary entities or KKR Vehicles achieving more or less favorable returns with respect to an asset relative to the returns achieved by the Company or other Shareholders in the Company depending upon the timing of the disposition of the relevant asset. Similarly, the form of consideration received in connection with an exit of a portfolio company holding could also vary among these parties if, for example, KKR proprietary accounts receive and retain an in-kind distribution of securities, for example, through an in-kind distribution by a KKR Vehicle or the Company to its general partner, where such securities are otherwise disposed of by such KKR Vehicle or the Company for cash, in whole or in part.
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
Other KKR Activities
Conflicts of interest will arise in allocating time, services or resources among the activities of the Company, KKR Vehicles, the KKR Group, other affiliated KKR entities and the senior officers of the KKR Group. Although the Manager will devote such time as will be necessary to conduct the business affairs of the Company in an appropriate manner, the Manager, the KKR Group and its affiliates will continue to devote the resources necessary to manage the investment activities of the KKR Group, KKR Vehicles, other affiliated KKR entities and the senior officers of KKR and, therefore, conflicts will at times arise in the allocation of time, services and resources. The KKR Group (including the Manager) are not precluded from conducting activities unrelated to the Company. For example, all members of the KKR private equity team that are responsible for making acquisition decisions on behalf of the Company (including certain of our executive officers) work on KKR’s broader private equity platform as well as K-PRIME and, as a result, will only devote a portion of their business time to the Company. Non-investment executives may not be dedicated solely to the Company and may perform work for KKR Vehicles which is expected to detract from the time such persons devote to the Company. Time spent on these KKR Vehicles diverts attention from the activities of the Company, which could negatively impact the Company and the Shareholders. Furthermore, the KKR Group and the KKR Group personnel derive financial benefit from these other activities, including fees and performance-based compensation. The KKR Group personnel outside the KKR private equity team share in the fees and performance-based compensation from the Company; similarly, members of the KKR private equity team and private equity committees share in the fees and performance-based compensation generated by KKR Vehicles. These and other factors create conflicts of interest in the allocation of time by the KKR Group personnel. The Manager’s determination of the amount of time necessary to conduct the Company’s activities will be conclusive, and Shareholders rely on the Manager’s judgment in this regard. Additionally, the Company could engage in transactions, including the sale of portfolio companies, to persons or entities who are actual or potential Shareholders in the Company or in KKR Vehicles.
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
Affiliated Shareholders
Certain Shareholders, including current and/or former senior advisors, officers, directors, personnel and/or other key advisors/relationships (including operating partners, executives, founders and entrepreneurs and personnel of KKR, portfolio companies of the Company and KKR Vehicles) and charitable programs, endowment funds and related entities established by or associated with any of the foregoing (including any trusts, family members, family investment vehicles, estate planning vehicles, descendant trusts and other related persons or entities), and other persons related to KKR, may receive preferential terms in connection with their acquisitions alongside the Company. For the avoidance of doubt, in the case of an affiliated Shareholder that is a KKR Vehicle with its own underlying investors, such underlying investors are generally subject to carried interest and/or management fees in connection with their investment in such KKR Vehicle. Specific examples of such preferential terms received by certain affiliated Shareholders may include, among others, waiver of fees. In addition, by virtue of their affiliation with the Manager, affiliated Shareholders have more information about the Company and its portfolio companies than other Shareholders and have access to information (including, but not limited to, valuation reports) in advance of communication to other Shareholders. As a result, such affiliated Shareholders will be able to take actions on the basis of such information which, in the absence of such information, other Shareholders do not take. Finally, to the extent affiliated Shareholders submit repurchase requests in respect of their Shares in the Company, conflicts of interest will arise and the Manager’s affiliation with such Shareholders could influence the Board’s determination to exercise its discretion whether to satisfy, reject or limit any such requested repurchase. Additionally, in the case of a Shareholder that is a KKR Vehicle with its own underlying investors, such underlying investors may have received preferential or different terms in connection with their investment in such KKR Vehicle (including, but not limited to, liquidity rights) as compared to the other Shareholders. See also “Item 1A. Risk Factors—Risks Related to an Investment in Our Shares—Due to the nature of our holdings in portfolio companies, Shareholders have limited liquidity and may not receive a full return of their invested capital if they elect to have their Shares repurchased by the Company.” While such affiliated Shareholders and/or the Company will seek to adopt policies and procedures to address such conflicts of interest, there can be no assurance that the conflicts of interest described above will be resolved in favor of the Company or other Shareholders.
No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities
As indicated above, certain KKR Vehicles and KKR proprietary entities, including any Seed Investments, do and will in the future invest in portfolio companies which the Company seeks to acquire. Subject to the LLC Agreement, the KKR Group has sole discretion to determine the manner in which opportunities are allocated between the Company, the KKR Group and KKR Vehicles. Allocation of identified opportunities among the Company, KKR Group and other KKR Vehicles presents inherent conflicts of interest where demand exceeds available supply. As a result, the Company’s share of opportunities will be materially affected by competition from other KKR Vehicles and from KKR proprietary entities. Shareholders should note that the conflicts inherent in making such allocation decisions will not always be to the advantage of the Company.
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
In addition, subject to the LLC Agreement, the Company could co-invest in an opportunity alongside predecessor funds and successor funds of KKR Vehicles with a strategy that overlaps with that of the Company but is otherwise materially different than that of the Company, including co-investments with the “flagship” KKR fund for a strategy. Conflicts of interest could arise due to the differences between the strategy, term, permitted holding period and factors related to the overall holdings of the Company and that of any such KKR Vehicle, including in particular where the size of the Company’s contribution to an acquisition opportunity is smaller than that of a KKR Vehicle (including a “flagship” KKR fund) or where such a KKR Vehicle is considered the “lead” investing entity for the relevant opportunity. See also “—Co-Investments.” In addition, since certain KKR Vehicles are expected to have investment time horizons, liquidity needs and/or target returns that differ from those of the Company, there can be no assurance that such KKR Vehicles will dispose of any such investment at the same time or on the same terms as the Company.
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
There could be circumstances (including, as described above, with respect to portfolios of assets that might be suitable for both the Company and other KKR Vehicles), including in the case where there is a seller who is seeking to dispose a pool or combination of assets, securities or instruments, where the Company and other KKR Vehicles participate in a single or related series of transactions with a particular seller where certain of such assets, securities or instruments are specifically allocated (in whole or in part) to any of the Company and such other KKR Vehicles. Similarly, there may be circumstances where the Company and other KKR Vehicles are seeking to dispose of a pool or combination of assets, securities or instruments and participate in a single or related transactions with a particular buyer. The allocation of such specific items generally would be determined on a fair and equitable basis as more fully described above. Also, a pool may contain both debt and equity instruments that the KKR Group determines should be allocated to different vehicles. In such situations the KKR Group would typically acquire (or sell) such pool or combination of assets for a single combined purchase price with no prices specified for individual assets, securities or instruments. Accordingly, the KKR Group will have a conflict in establishing the specific prices to be paid for each asset, security or instrument by the Company and the applicable KKR Vehicles. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though the KKR Group could determine such allocation of value is not accurate and should not be relied upon. The KKR Group will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. There can be no assurance that a portfolio company of the Company will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such portfolio company were acquired or sold independently rather than as a component of a portfolio shared with KKR Vehicles. These conflicts related to allocation of portfolios will not necessarily be resolved in favor of the Company.
Seed Investments and certain other KKR proprietary entities targeting portfolio companies in which the Company seeks to acquire will generally be allocated opportunities on a comparable basis to the Company and KKR Vehicles that target such opportunities, including, with respect to Seed Investments, in order to maintain the integrity of their strategy and track record. The application of relevant factors and other considerations discussed above in determining allocations of acquisition opportunities between the Company and other opportunistic proprietary accounts could result in a proprietary account taking a non-pro rata (including a greater than pro rata) allocation of any particular opportunity relative to the Company (see “—Co-Investments”) in either the same or different parts of the target’s capital structure or could result in a KKR proprietary entity taking an allocation of an opportunity that is not then made available to the Company. In determining allocations of opportunities participated in by the Company, KKR Vehicles and KKR proprietary entities (including any Seed Investments), the KKR Group will take into account any internal risk limits and other acquisition guidelines established in good faith, from time to time, by the Manager in respect of the Company in addition to restrictions provided under the LLC Agreement. From time to time, an allocation range with a minimum and maximum amount will be deemed appropriate for the Company, with the amount above the minimum being offered to third parties in order to facilitate a transaction. In the event that the third parties do not participate fully in the offered amount, the Company will be allocated the balance, up to its maximum allocation. Nothing herein or in the LLC Agreement precludes, restricts or in any way limits the activities of the KKR Group, including its ability to buy or sell interests in, or provide financing to, funds or portfolio companies, for its own account or for the account of other investment funds or clients.
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
Co-Investments
As indicated above and elsewhere in this Annual Report on Form 10-K, the Company could co-invest together with KKR Vehicles and/or certain opportunistic KKR proprietary Balance Sheet entities in some or all of the Company’s opportunities. The KKR Group will also from time to time offer co-investment opportunities to KKR parallel vehicles, other vehicles in which KKR personnel, Advisors, Capstone Executives and other associated persons of the KKR Group or any KKR affiliates or any of their affiliated entities might invest and third-party co-investors (including Shareholders and prospective shareholders) and special purpose vehicles established and administered by the KKR Group to facilitate the investments and related investment decisions and activities of such third party co-investors (the foregoing vehicles, entities and persons, collectively, “Co-Investors”). In determining the allocation of co-investment opportunities to applicable Co-Investors, the KKR Group considers a multitude of factors, including its own interest in investing in the opportunity.
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
The “flagship” KKR fund participating in an acquisition customarily will provide, and the Company may provide in the future, an equity commitment letter or similar undertaking and related commitments to the seller and/or another relevant counterparty (for example, an applicable regulatory agency) in connection with a potential acquisition covering the entire equity funding obligation for the relevant acquisition, including amounts expected to be funded by parallel vehicles, KKR Vehicles and other Co-Investors, where applicable. Additionally, both the Company and the relevant “flagship” KKR fund will customarily fund the entire amount of any deposit or similar up-front payment or contribution that is required in connection with a potential acquisition. The KKR Group has adopted policies and procedures governing the allocation of the obligations under such undertakings and the liability with respect to such deposits among the Company, the relevant “flagship” KKR fund, its parallel vehicles, KKR Vehicles and other Co-Investors. However, KKR Vehicles and other Co-Investors expected to participate in a potential acquisition generally will not be parties to such undertakings or commitments. Therefore, the funding obligation under an equity commitment letter or similar undertaking and any related commitment as well as the risk of loss with respect to any deposit will remain the primary obligation and risk of the Company and the “flagship” KKR fund, and any parallel vehicles, KKR Vehicles and other Co-Investors participating in the relevant acquisition will be liable for their respective shares of the funding obligation or deposit as determined under the KKR Group’s policies and procedures, which for certain entities, would only impose liability as and when, and to the extent that, such entities enter into a joinder or other equity commitment undertaking, which (if entered into) typically will not occur until after signing of the relevant transaction documents.
The Company could provide interim financing to any portfolio company in connection with or subsequent to a portfolio acquisition by the Company in such portfolio company (each, a “Bridge Financing”). Bridge Financings could be syndicated to one or more Co-Investors to the extent such Co-Investors were not in a position to participate in the relevant co-investment opportunity on or prior to the closing of the Company’s participation therein. Generally, investments syndicated to Co-Investors post-closing (including Bridge Financings) are expected to be transferred at cost and without an interest charge or other cost of capital charge payable to the Company. However, where it is deemed necessary or advisable to do so (e.g., in light of market dynamics, concentration considerations, operational considerations, similar considerations, or any combination of the foregoing) it is possible that portfolio company holdings (including Bridge Financings) could be syndicated to Co-Investors for an amount less than cost and/or an amount less than the amount at which the relevant portfolio company is currently valued, and any loss realized on any syndication will be borne by the Company. The Company is expected to fund Bridge Financings using cash on hand or drawdowns under the Company’s credit facility (to the extent available). The Company will bear the interest expenses on such borrowed amounts and typically will not be reimbursed for such expenses when interests are transferred to Co-Investors, nor will Co-Investors reimburse the Company or otherwise bear any other costs and expenses incurred by the Company in connection with these borrowings or in connection with establishing the credit facility, including without limitation any upfront fees, undrawn fees or associated legal costs or expenses. If a transaction fee is paid in connection with a deal where there is a Bridge Financing, then the Company will be allocated a portion of the transaction fee based on its aggregate funding at closing of the deal (i.e., both its long-term hold amount and any Bridge Financing amount). The entire amount of the transaction fee allocated to the Company will be treated as Other Fees and be offset against the Offsetable Fees payable by the Company to the KKR Group (after repayment of Broken Deal Expenses, if applicable). KCM will not earn any syndication fees in connection with the placing of any Bridge Financing to the Company or the subsequent syndication of Bridge Financings to Co-Investors. In circumstances where the Company was allocated a transaction fee for a Bridge Financing, such Bridge Financing will be transferred to Co-Investors post-closing at cost (inclusive of the pro rata portion of the transaction fee allocable to the Bridge Financing).
Notwithstanding the foregoing, the Company could acquire securities of a portfolio company in circumstances in which the acquisition is effected on a short term basis solely for legal, tax, administrative, operational or similar considerations related to the transaction and where the relevant Co-Investors have made a commitment or similar undertaking with respect to the acquisition of the relevant portion of the portfolio company (these circumstances include, without limitation, certain transactions in which a rebalancing or similar operation occurs in order to ensure proper allocation among participating investors, including where allocations may not be final at the time of closing, and/or certain instances in which it is necessary or advisable to have the Company make the initial acquisition or otherwise not to have all or certain Co-Investors own securities at the time of closing for regulatory, tax, administrative, operational or similar reasons). In these circumstances, unless otherwise determined by KKR, the relevant amount acquired by the Company and transferred or otherwise allocated to Co-Investors will not be treated as a portfolio company acquisition or a Bridge Financing by the Company, and the transaction fee allocable to the relevant amount transferred to Co-Investors will not be treated as Other Fees and offset against Management Fees payable by the Company.
The determination as to whether Balance Sheet entities will fund all or any portion of an investment that is expected to be syndicated to Co-Investors will be made by the Balance Sheet Committee (or one or more of its delegates) based on the interests of the Balance Sheet, including the liquidity profile of the Balance Sheet at the time of the syndication, other syndications in process or expected to be in process and the need for bridging in those other syndications, the likelihood of successfully syndicating the investment and the potential for affiliates of the KKR Group to earn syndication fees in connection with placing the investment with Co-Investors (which fees will not be earned by the KKR Group where investments are syndicated by the Company as Bridge Financings) or, conversely, the risk of a failed syndication and retention of the investment. See “—Broker-Dealer Activities.” As such, the Balance Sheet will have an incentive not to agree to fund the portion of investments allocated to Co-Investors where the post-closing syndication is expected to be challenging or subject to significant risk of failure. If Balance Sheet entities do not fund all or any portion of the amount of an investment allocated to Co-Investors, it is expected that the Company will fund such amounts (subject to the limitations set forth in the LLC Agreement) as Bridge Financings. The Company will therefore bear the risk that Co-Investors do not purchase some or all of such investment and the risk of a more concentrated exposure to the relevant investment than was originally desired and/or the risk of loss if the relevant portfolio company is sold below cost.
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
For example, with respect to the Company’s interests in certain companies, members of the KKR Group, KKR Vehicles and/or Global Atlantic could invest in debt issued by the same companies. The interests of the Company will not be aligned in all circumstances with the interests of the KKR Group or KKR Vehicles to the extent that they hold debt interests, which could create actual or potential conflicts of interest or the appearance of such conflicts. In that regard, actions could be taken by the KKR Group and/or the KKR Vehicles that are adverse to the Company. The interests of the Company, the KKR Group and/or KKR Vehicles investing in different parts of the capital structure of a portfolio company are particularly likely to conflict in the case of financial distress of the company. For example, if additional financing is necessary as a result of financial or other difficulties of a portfolio company, it will generally not be in the best interests of a KKR Vehicle, as a holder of debt issued by such company, to provide such additional financing and the ability of the Manager or the KKR Group to recommend such additional financing as being in the best interests of the Company might be impaired. In addition, it is possible that, in a bankruptcy proceeding, the Company’s interests could be subordinated or otherwise adversely affected by virtue of the KKR Group’s and/or such KKR Vehicles’ involvement and actions relating to their investment. There can be no assurance that the term of or the return on the Company’s investment will be equivalent to or better than the term of or the returns obtained by the KKR Vehicles participating in the transaction. This could result in a loss or substantial dilution of the Company’s portfolio company, while the KKR Group or a KKR Vehicle recovers all or part of amounts due to it. Similarly, the Manager’s ability to implement the Company’s strategies effectively will be limited to the extent that contractual obligations entered into in respect of the activities of the KKR Group and/or KKR Vehicles impose restrictions on the Company engaging in transactions that the Manager would be interested in otherwise pursuing.
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
In addition, the KKR Group will receive various kinds of portfolio company data and information (including from portfolio companies of KKR funds and KKR Vehicles), including information relating to business operations, trends, budgets, customers and other metrics. As a result, the KKR Group will likely be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes, as a result of information learned from a portfolio company and/or entity. In furtherance of the foregoing, the KKR Group will generally seek to enter into information sharing and use arrangements with portfolio companies. The KKR Group believes that access to this information will further the interests of the Shareholders by providing opportunities for operational improvements across portfolio companies and for the KKR Group to utilize such information in connection with the Company’s management activities. Subject to appropriate contractual arrangements and the KKR Group’s policies and procedures on the proper handling of private and confidential information, the KKR Group will at times also utilize such information outside of the Company’s activities in a manner that provides a material benefit to the KKR Group in which the Company would not participate. For example, information from a portfolio company owned by the Company could enable the KKR Group to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for the KKR Group or KKR Vehicles that do not own an interest in such portfolio company, without compensation or benefit to the Company or its portfolio companies. However, the acquisition of certain confidential or material, non-public information could also limit the ability of the Company to buy or sell particular securities. The benefits received by the KKR Group from any such arrangements will not offset Offsetable Fees or otherwise be shared with Shareholders. As a result of the foregoing, the Manager could have an incentive to pursue acquisitions of companies based on their data and information and/or to utilize such information in a manner that benefits the KKR Group or KKR Vehicles. The KKR Group engages in a broad range of business activities and invests in portfolio companies whose operations could be substantially similar to the portfolio companies of the Company. The performance and operation of such competing businesses could conflict with and adversely affect the performance and operation of the portfolio companies of the Company, and adversely affect the prices and availability of business opportunities or transactions available to such portfolio companies.
It is possible that KKR personnel, Advisors, KKR Capstone (and other Technical Consultants) personnel and other consultants could serve on the boards of portfolio companies and in such capacity receive directors’ fees that are retained in whole or in part by the relevant individuals. KKR personnel, Advisors, KKR Capstone (and other Technical Consultants) personnel and other consultants could also serve as directors or interim executives of, or otherwise be associated with, companies that are competitors of certain portfolio companies of the Company. In such cases, such individuals will generally be subject to fiduciary and other obligations to make decisions that they believe to be in the best interests of the relevant companies. In most cases involving the Company’s portfolio companies, given that the Company would generally be a significant investor in such companies, the interests of the Company and its portfolio companies would generally be expected to be aligned, although this will not always be the case, particularly if portfolio companies are likely to be in financial difficulty. It would also be expected that the interests of a competitor company would often not be aligned with those of the Company or the Company’s portfolio companies. This could result in a conflict between the relevant individual’s obligations to a portfolio company or competitor company and the interests of the Company. Such conflict could be addressed to the detriment of the competitor company and the interests of the Company. In some circumstances, having KKR personnel serve as directors or interim executives of a portfolio company of the Company or another company (including, for these purposes, a portfolio company of the KKR Group or any KKR Vehicle) will restrict the ability of the Company to invest directly in an opportunity that also constitutes an opportunity for such company.
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
The nature of the KKR Group’s business and the business of its affiliates, including, without limitation, participation by KKR personnel in creditors’ committees, steering committees or boards of directors of portfolio companies and potential portfolio companies, results in it receiving material non-public information from time to time with respect to publicly held companies or otherwise becoming an “insider” with respect to such companies. With limited exceptions (as described above), the KKR Group does not establish information barriers between its internal deal teams. Trading by members of the KKR Group on the basis of such information, or improperly disclosing such information, will in some cases be restricted pursuant to applicable law and/or internal policies and procedures adopted by the KKR Group to promote compliance with applicable law. Accordingly, the possession of “inside information” or “insider” status with respect to such an entity by the KKR Group or KKR personnel could, including where an appropriate information barrier does not exist between the relevant investment executives or has been “crossed” by such professionals, significantly restrict the ability of the Manager to deal in the securities of that entity on behalf of the Company, which could adversely impact the Company, including by preventing the execution of an otherwise advisable purchase or sale transaction in a particular security until such information ceases to be regarded as material non-public information, which could have an adverse effect on the overall performance of such asset. In addition, members of the KKR Group in possession of such information could be prevented from disclosing such information to the KKR Group, even where the disclosure of such information would be in the interests of the Company. The KKR Group will at times also be subject to contractual “stand-still” obligations and/or confidentiality obligations that restrict its ability to trade in certain securities on behalf of the Company.
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

In connection with selling investments by way of a public offering, an affiliated broker-dealer of the KKR Group could act as the managing underwriter or a member of the underwriting syndicate on a firm commitment basis; provided that such affiliated broker-dealer of the KKR Group will not purchase portfolio companies from the Company in that capacity. The KKR Group could also, on behalf of the Company, effect transactions, including transactions in the secondary markets where the KKR Group is also acting as a broker or other advisor on the other side of the same transaction. Notwithstanding that the KKR Group will not always receive commissions from such agency cross transactions as indicated above, it could nonetheless have a potential conflict of interest regarding the Company and the other parties to those transactions to the extent it receives commissions or other compensation from such other parties. See also “—Broker-Dealer Activities.” The KKR Group will retain any commissions, remuneration or other profits made in such transactions. The Manager will approve any transactions in which an affiliated broker-dealer of the KKR Group acts as an underwriter, as broker for the Company, or as broker or advisor on the other side of a transaction with the Company only where the Manager believes in good faith that such transactions are appropriate for the Company and, by executing a subscription agreement, a Shareholder will consent to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law.
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
More generally, and without limiting the foregoing, the Manager will from time to time purchase a portfolio company or companies from a closed-end KKR Vehicle, in which the investors of such closed-end KKR Vehicle are given the opportunity to continue their investment in the relevant assets, in whole or in part (a “continuation vehicle”). A continuation vehicle could also involve participation by KKR proprietary entities, KKR Vehicles and/or third parties. If the Company acquired the relevant portfolio company alongside the relevant closed-end KKR Vehicle, then the Company will need to decide whether to participate in the sale to the continuation vehicle or continue to hold the portfolio company alongside the continuation vehicle. If the Company elects to sell to the continuation vehicle, the Shareholders will not be given the opportunity to participate in the continuation vehicle. The sale of a portfolio company to a continuation vehicle will result in certain members of the KKR Group disposing of their interests in the portfolio company at a later time than the Company and otherwise taking actions with respect to such portfolio company that are different than the actions taken by the Company. As such, the Manager and other members of the KKR Group could ultimately receive a return that is higher than the return achieved by the Company. If the Company does not elect to sell to the continuation vehicle, the sale of a portfolio company to a continuation vehicle will result in certain members of the KKR Group disposing of their interests in the portfolio company at an earlier time than the Company and otherwise taking actions with respect to such portfolio company that are different than the actions taken by the Company. As such, the Manager and certain members of the KKR Group that have sold their interests in such portfolio company to the continuation vehicle could receive from such sale a return that is higher than the ultimate return achieved by the Company at the time the Company disposes of its interests in such portfolio company. In addition, members of the KKR Group likely will be entitled to receive fees in connection with the consummation of the transaction and/or in connection with continuing to hold the relevant portfolio companies. With the exception of Other Fees (which do not include fees of KCM, KKR Capstone, Advisors or Technical Consultants or other fees paid to the KKR Group for services described herein, such as service costs and loan servicing or administration fees), none of any such fees received by the KKR Group will be shared with the Company or offset against the Management Fee or the Performance Participation Allocation. Although the sale of a portfolio company to a continuation vehicle would in many cases constitute a cross transaction, such transactions could be structured in a manner that does not constitute a cross transaction. The Company may seek to purchase interests in the portfolio company being sold to the continuation vehicle regardless of whether it previously held interests in such portfolio company or not, all of which may present a conflict of interest. The Company may also seek to purchase interests in a continuation vehicle in which KKR Vehicles are also participating in such related transaction. In the event the Company proposes to sell any portfolio company to a continuation vehicle and that sale fails to close for any reason, the Company would typically bear its allocable portion of the Broken Deal Expenses relating to the proposed transaction, including fees for services that would only have accrued to the benefit of certain subsets of investors of the closed-end KKR Vehicle, such as those investors of the closed-end KKR Vehicle electing to continue their participation, if the transaction had closed.
Under certain circumstances, a KKR Group proprietary entity could seek to hold a co-investment interest when the Company sells its corresponding interest in a portfolio company, due to differences in strategy, asset allocation objectives or liquidity needs. The KKR Group would obtain any consents required under the LLC Agreement prior to doing so and would endeavor to determine whether there would be a negative impact on the valuations of Company prior to implementing a hold strategy for a KKR proprietary account. However, there can be no assurances that such variations in timing of dispositions will not result in a difference in performance for such entities, which could mean better performance for such KKR proprietary entity.
A KKR proprietary entity could acquire a portfolio company of the Company on terms negotiated with the management of the portfolio company in a transaction that does not involve securities or advisory clients of the KKR Group on either side of the transaction. These transactions do not constitute principal transactions or cross transactions that are subject to the restrictions described above applicable to such transactions. To the extent that such transactions are appropriate acquisitions for the Company, as well as a KKR proprietary entity, the KKR Group will allocate such transactions in accordance with the allocation procedures described above. For instance, it is possible for such opportunities to be allocated, in accordance with the allocation procedures described above, solely to a KKR proprietary entity (including, for instance, the Balance Sheet) instead of the Company or vice versa.
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
In addition, two or more portfolio companies in which the Other Participants hold an interest could merge or otherwise enter into a business or asset combination. In such transactions, the Company and such Other Participants could have varying or no interests in any of such portfolio companies participating in such merger or combination. Following such merger or combination, the Company and the Other Participants will exchange securities issued by their existing portfolio companies, as applicable, for or otherwise hold or receive securities in the Successor Company. If any of the portfolio companies involved in any such merger or business or asset combination (or their relevant businesses or assets) are under- or over-valued in connection with such merger or combination, the Company and or any of such Other Participants will receive too great or too small an interest in the Successor Company, which could adversely impact the Company and/or such Other Participants and could otherwise be viewed as causing an indirect transfer of value between the Company and such Other Participants. Notwithstanding such transfer of value, such merger or combination transactions generally will not constitute or otherwise be treated by the Company as principal or cross transactions that are subject to the restrictions applicable to such transactions pursuant to the LLC Agreement.
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
Portfolio Company Service Providers
The Company and its portfolio companies are permitted to engage portfolio companies of the Company and KKR Vehicles (“Portfolio Company Service Providers”) to provide some or all of the following services:
(a) management services with respect to a portfolio company (i.e., management of operational services); (b) operational services with respect to a portfolio company (i.e., general management of a portfolio company’s day to day operations); (c) transaction support services with respect to actual or potential acquisitions (including, without limitation, managing relationships with brokers and other potential sources of acquisitions, identifying and sourcing potential acquisitions, coordinating with investors, assembling relevant information, conducting financial and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordination of design and development activities, assistance with due diligence, marketing and distribution, overseeing brokers, lawyers, accountants and other advisors, providing in-house legal and accounting services, assistance with due diligence, preparation of project feasibilities, site visits and transaction consulting); (d) corporate support services (including, without limitation, accounts payable, accounting/audit (including valuation support services), account management, insurance, procurement, placement, brokerage, consulting, cash management, finance/budget, corporate secretarial services, data management, directorship services, domiciliation, human resources, information technology/systems support, internal compliance/KYC, judicial processes, legal, operational coordination (i.e., coordination with Joint Ventures partners), risk management, reporting, tax, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing and internal risk control, treasury and valuation services) and (e) loan servicing and management (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, administrative services, and cash management). Similarly, KKR Vehicles and their portfolio companies are permitted to engage Portfolio Company Service Providers of the Company or KKR Vehicles to provide some or all of these services. Some of the services performed by a Portfolio Company Service Provider could also be performed by KKR from time to time and vice versa. Fees paid by the Company or its portfolio companies to Portfolio Company Service Providers owned by KKR Vehicles will not be shared with the Company or offset against the Offsetable Fees or Performance Participation Allocation payable to the Manager or KKR, as applicable, in respect of the Company.
KKR does not expect a Portfolio Company Service Provider providing management services with respect to a portfolio company of the Company (i.e., acting as an operating partner) to invest its capital alongside the Company in such portfolio company. However, individual executives of the management team of a Portfolio Company Service Provider providing such management services with respect to an asset of the Company could co-invest alongside the Company in such asset as part of such executives’ compensation arrangements with such Portfolio Company Service Provider to enhance alignment of interest. Portfolio Company Service Providers utilized by portfolio companies of the Company or KKR Vehicles will receive compensation for their services, including through incentive based compensation payable to their management teams and other related parties, which could be calculated on an aggregate basis across multiple portfolio companies. The incentive based compensation paid to a Portfolio Company Service Provider with respect to a portfolio company of the Company or a KKR Vehicle could vary from the incentive based compensation paid to such Portfolio Company Service Provider with respect to other portfolio companies of the Company or such KKR Vehicle; as a result the management team of (or other related parties associated with) a Portfolio Company Service Provider could have greater incentives with respect to certain portfolio companies relative to others, and the performance of certain portfolio companies could provide incentives to retain a Portfolio Company Service Provider that also services other portfolio companies. Portfolio Company Service Providers owned by the Company or KKR Vehicles could charge the Company and its portfolio companies for goods and services at rates generally consistent with those available in the market for similar goods and services or, alternatively, could pass through expenses on a cost reimbursement, no-profit or break-even basis, in which case the Portfolio Company Service Provider allocates costs and expenses directly associated with work performed for the benefit of the Company and its portfolio companies to them, along with any related tax costs and an allocation of such Portfolio Company Service Provider’s overhead, including some or all of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, accounting and other professional fees and disbursements; office space and equipment; insurance premiums; technology expenditures, including hardware and software costs; costs to engage recruiting firms to hire employees; diligence expenses; one-time costs, including costs related to building-out and winding-down a portfolio company; taxes; and other operating and capital expenditures. Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period, and therefore the Company could pay more than its pro rata portion of fees for services. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis or “fixed percentage” basis. There can be no assurance that a different manner of allocation would result in the Company and its portfolio companies bearing less or more costs and expenses. The KKR Group will not always perform or obtain benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit or break even basis. There can be no assurance that amounts charged by Portfolio Company Service Providers that are not controlled by the Company or KKR Vehicles will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. If benchmarking is performed, the related expenses could be borne by the Company and will not be shared with the Company or offset against the Offsetable Fees or Performance Participation Allocation payable to the Manager or KKR, as applicable, in respect of the Company. Similarly, KKR Vehicles and their portfolio companies could engage Portfolio Company Service Providers of the Company to provide services, and these Portfolio Company Service Providers will generally charge for services in the same manner described above, but the Company and its portfolio companies generally will not be reimbursed for any costs (such as start-up costs) relating to such Portfolio Company Service Providers incurred prior to such engagement.
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
Charitable Donations and Political Activities
Portfolio companies in which the Company invests could, from time to time, make contributions to charitable initiatives or other non-profit organizations that are expected to, directly or indirectly, enhance the value of the Company’s portfolio companies or otherwise serve a business purpose for, or be beneficial to, the Company’s portfolio companies. Such contributions could be designed to benefit employees of a portfolio company or the community in which a property is located or in which the portfolio company operates. In certain instances, such charitable initiatives could be sponsored by, affiliated with or related to current or former employees of the operating partners, Joint Ventures partners, portfolio company management teams and/or other persons or organizations associated with the Company’s portfolio companies. To the extent that the Company has approval rights with respect to such charitable contributions made by a portfolio company, the relationships described above could influence the Manager’s decisions with respect thereto. Further, such charitable contributions by a portfolio company could supplement or replace charitable contributions that the KKR Group would have otherwise made.
A portfolio company may, in the ordinary course of its business, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities in U.S. or non-U.S. jurisdictions with the intent of furthering its business interests or otherwise. Any such portfolio companies are not considered affiliates of the Manager, and therefore such activities are not subject to relevant policies of the Manager or the KKR Group (which prohibit political contributions in the name of KKR without prior clearance from KKR’s Head of Global Public Affairs and Chief Compliance Officer) and could be undertaken by a portfolio company without the knowledge or direction of the Manager. In such circumstances, the Manager would be unable to control whether costs related to such activities would be borne by the portfolio companies undertaking such activities. The interests advanced by a portfolio company through such activities may, in certain circumstances, not align with or be adverse to the interests of other portfolio companies, the Company or the Shareholders. It is also possible that such activities could also directly or indirectly benefit other portfolio companies, KKR Vehicles or the KKR Group.
Any such charitable or political contributions made by a portfolio company of the Company could reduce the Company’s returns in respect of the relevant portfolio company, will not be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates in respect of the Company. There can be no assurance that any such activities will actually be beneficial to or enhance the value of the Company or its portfolio companies, or that the Manager will be able to resolve any associated conflict of interest in favor of the Company.
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
Broker-Dealer Activities
The KKR Group includes a number of entities that act as broker-dealers. Such broker-dealers, acting alone or with other parties, will provide strategic and capital markets advisory services to the Company and to portfolio companies and other entities (including non-controlled entities) the Company owns or acquires, including (without limitation) in connection with mergers and acquisitions, recapitalizations, refinancings and restructurings, capital raising activities and full or partial dispositions, and will alone, or with other counterparts, which might include KKR Vehicles, third party banks or other unaffiliated finance providers, provide acquisition financing, lines of credit, bridge financing, hedging and other corporate lending or financing services and products to such entities and to the Company with respect to such entities. Such broker-dealers (including their respective related vehicles) could, from time to time, manage or otherwise participate in underwriting or selling activities with respect to existing or potential investments and portfolio companies of the Company (including by managing or participating in underwriting syndicates and/or selling groups), could participate or otherwise be involved in the private placement of equity or debt securities or instruments issued or sold by, or in connection with the acquisition or disposition of, the Company’s portfolio companies and non-controlling entities in or through which the Company may acquire portfolio companies (including by placing securities issued by such portfolio companies with Co-Investors as described in “—Co-Investments” above), or could otherwise arrange or provide financing for the Company and for or in connection with the acquisition or disposition of portfolio companies. In each of the foregoing cases, the relevant broker-dealer(s) could act alone or with other parties (including in a lead capacity), which other parties could include third parties or, where appropriate, could include the Company and/or KKR Vehicles. See also “—Fees.” In particular, KCM is expected to participate actively in the financing of the Company’s portfolio companies, including, for example, by arranging for senior financing that is secured by pools of portfolio companies held by the Company. Affiliated broker-dealers could, as a consequence of such activities, hold positions in instruments and securities issued by the Company’s portfolio companies, enter into obligations to acquire such instruments or securities and engage in transactions that could also be appropriate acquisitions for the Company. Subject to applicable law, such broker-dealers will generally receive underwriting fees, placement commissions, syndication fees, financing fees, capital market advisory fees, interest payments or other fees or compensation with respect to such activities, which are not required to be shared with the Company or the Shareholders. In certain circumstances, where a KKR Group broker is participating in underwriting and financing transactions, it could be doing so as lead or sole arranger, in which case, it will be responsible for establishing the relevant fees and other payments charged to the Company’s portfolio companies or other issuers in which it invests. In addition, the Company could be prevented from participating in a Joint Venture as a result of a KKR Group broker participating in such underwriting or financing transactions. Where a KKR Group broker-dealer serves as underwriter with respect to a portfolio company’s securities, the Company will generally be subject to a “lock-up” period following the offering under applicable regulations or agreements during which time its ability to sell any securities that it continues to hold is restricted. This could prejudice the Company’s ability to dispose of such securities at an opportune time.
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
Strategic Relationship with Global Atlantic
Global Atlantic is a leading retirement and life insurance company and a wholly owned subsidiary of the KKR Group. The KKR Group serves as Global Atlantic’s investment manager. KKR has the ability, and expects in certain circumstances, to treat Global Atlantic assets managed by the KKR Group (the “Global Atlantic Accounts”) as a KKR Group affiliate and as KKR-affiliated capital.
From time to time, one or more Global Atlantic Accounts will invest alongside the Company or a KKR Vehicle, in which case, the KKR Group generally expects to treat any such Global Atlantic Account as a KKR Vehicle for the purposes of allocating opportunities and related fees and expenses. A Global Atlantic Account also could invest via a structured financing arrangements or otherwise in respect of the Manager commitment, whether directly in the Company, via a KKR Vehicle or otherwise.
KKR should be expected to grant to Global Atlantic (and could grant any such other similarly situated insurance company in the future) or any of its direct or indirect transferees (which could include third parties unaffiliated with KKR and Global Atlantic) certain preferential terms, including: (a) reduced or blended management fee and performance compensation rates compared to those applicable to other investors; (b) access to investment opportunities on a primary basis (whether in the same or a different class of securities or other assets in which the Company or a KKR Vehicle is investing); (c) co-investment opportunities; and (d) other preferential terms, which, in each case, are not subject to “most favored nations” treatment by other investors, regardless of the amount of capital that any such investor has committed or agrees to commit to the Company or KKR Vehicles in the aggregate, or such investor’s relationship with KKR. All or a portion of any investment by Global Atlantic or any of its respective direct or indirect transferees is expected to be counted toward the minimum required sum of (i) aggregate direct and indirect capital commitments of the general partner of the applicable flagship KKR fund, its affiliates, any applicable KKR Financing Partners and any other parallel vehicles and (ii) the aggregate capital commitments to any KKR feeder funds or the equivalent for any other KKR Vehicle (the “KKR Minimum Commitment”), which would reduce or eliminate the requirement for KKR to invest any of its direct or Balance Sheet capital in the Company or such KKR Vehicle.
Certain Global Atlantic Accounts (including future Global Atlantic Accounts) have and will have the ability to invest directly in acquisition opportunities available to the Company or a KKR Vehicle. The availability of such acquisition opportunities creates a conflict of interest in that the KKR Group will be incentivized to allocate more attractive opportunities and scarce opportunities to proprietary entities and accounts rather than to the Company or KKR Vehicles generally. Depending on the timing and terms of any allocation of Global Atlantic account assets to a strategy (e.g., by investments in or alongside the Company or KKR Vehicles), such investment by Global Atlantic could result in less availability of discretionary investment opportunities for the Company. Notwithstanding the foregoing, the KKR Group seeks to allocate acquisition opportunities among the Company, the Global Atlantic Accounts, KKR Vehicles and other accounts in a manner that is consistent with the allocation methodology established by the KKR Group and its affiliates and in a manner designed to ensure allocations of such opportunities are made on a fair and equitable basis over time.
Other examples of conflicts of interest are expected to arise in connection with the relationship between KKR and Global Atlantic, including, for example, that:
i.Global Atlantic Accounts could, subject to applicable law, acquire assets of, or provide financing to, the Company and/or portfolio companies owned by the Company (including via back leverage);
ii.subject to regulatory approval, Global Atlantic Accounts could acquire portfolios of assets originated by, or provide financing to, the Company’s platform arrangements, which, subject to applicable law, will be implemented in a manner consistent with treatment of KKR Vehicles (accordingly, where such transactions involve the acquisition of such assets or provision of such financing on terms negotiated with the management of such platform vehicles or other portfolio companies in which the Company invests, such transactions will not be viewed as cross transactions that are subject to the cross transactions restrictions pursuant to the LLC Agreement);

iii.Global Atlantic Accounts could participate as lenders to the Company and KKR Vehicles on the terms permitted by the LLC Agreement or other governing documents, as applicable, which would result in actual or potential conflicts of interest as further described in “—Other Affiliate Transactions” above;
iv.Global Atlantic Accounts could invest in private equity-backed debt instruments issued by portfolio companies owned by the Company (which transactions could create actual or potential conflicts of interest as further described in “—Investments in Which KKR and/or KKR Vehicles Have a Different Principal Interest” above);
v.commitments of Global Atlantic Accounts to KKR Vehicles are being used to satisfy or count towards the KKR Minimum Commitment or the equivalent for any KKR Vehicle (on which amounts KKR will earn Management Fees, performance compensation and other fees and compensation in certain circumstances);
vi.KKR has the ability to take other actions with respect to commitments by Global Atlantic that otherwise benefit KKR, such as by excluding commitments of Global Atlantic Accounts from any cap that may be imposed on the size of the Company or a KKR Vehicle or by modifying fee and performance compensation arrangements based on affiliate or other status;
vii.KKR could allocate opportunities to Global Atlantic, and in connection with such allocations, make conflicted decisions with respect to (A) co-investments among the Company and/or KKR Vehicles and (B) seeking co-investors (including by allocating co-investments to Global Atlantic Accounts), which could result in materially less availability of acquisition opportunities for the Company, KKR Vehicles and third party co-investors (and, in this regard, (I) KKR will be incentivized to allocate acquisition opportunities to Global Atlantic over other clients or co-investors, given KKR’s economic interest in Global Atlantic and any relevant fee and performance compensation arrangements in respect thereof, (II) KKR, via its interest in Global Atlantic, could participate in transactions through the Company and/or KKR Vehicles, as well as in a co-investment capacity alongside the Company or KKR Vehicles, which would give rise to conflicts of interest based on the selection methodology employed in connection with such participation and (III) Global Atlantic will have certain advantages as it relates to the considerations that inform the allocation of co-investments, including that KKR will be able to influence Global Atlantic’s decision to participate in such co-investments and its ability to move quickly in consummating such co-investments);
viii.subject to regulatory requirements, Global Atlantic Accounts could agree to pay certain fees to affiliated service providers in connection with certain transactions, where such fees would not be chargeable to KKR Vehicles or accounts, which would incentivize KKR to allocate acquisition opportunities to or otherwise favor such Global Atlantic Accounts;
ix.Global Atlantic Accounts could participate in one or more multi-tranche acquisition opportunities where the Company or KKR Vehicles acquire one or more tranches of a portfolio company or investment, while Global Atlantic (whether alone or alongside other investors) invests on a non-pari passu basis in the same or different tranches of such portfolio company or investment;
x.a KKR Affiliate or portfolio company of KKR, the Company or a KKR Vehicle could engage in various business arrangements with (including the provision of services to) Global Atlantic or its subsidiaries;
xi.subject to the LLC Agreement, Global Atlantic or its subsidiary could purchase all or a portion of a portfolio company following disposition thereof by the Company, including in connection with the ultimate disposition of such portfolio company to a third party;
xii.Global Atlantic or its subsidiary could provide financing solutions to a third party seeking to purchase KKR’s, the Company’s or a KKR Vehicle’s portfolio company in the form of seller financing or otherwise; and
xiii.KKR and/or Global Atlantic could be the sole beneficiaries of acquisition opportunities that were generated using capital provided by the Company and/or a KKR Vehicle.
KKR expects, from time to time, to develop new policies and procedures and to modify existing policies and procedures in an effort to identify and mitigate actual and potential conflicts of interest relating to its ownership of Global Atlantic (as reasonably practicable under the circumstances), including the items referenced above; however, no assurance can be given that the policies and procedures will serve to mitigate such conflicts of interest or avoid adverse effects on the Company or any KKR Vehicle.

The terms of Global Atlantic Accounts are expected to differ materially from those of the Company, including in respect of management fees and expense reimbursements. Management fees and carried interest are expected, but are not required, to be charged by the KKR Group for the management of Global Atlantic Accounts. However, such fees and allocations generally are expected to be lower or even materially lower than those applicable to the Company.
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
Under certain circumstances, a KKR Group proprietary entity could seek to hold a co-investment interest when the Company sells its corresponding interest in a portfolio company, due to differences in strategy, asset allocation objectives or liquidity needs. The KKR Group would obtain any consents required under the LLC Agreement prior to doing so and would endeavor to determine whether there would be a negative impact on the valuations of the Company prior to implementing a hold strategy for a KKR proprietary account. However, there can be no assurances that such variations in timing of dispositions will not result in a difference in performance for such entities, which could mean better performance for such KKR proprietary entity.
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
Service Providers

Certain advisors and other service providers, or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants and investment or commercial banking firms), to the Company and its portfolio companies will also provide goods or services to or have business, personal, political, financial or other relationships with the Manager or other members of the KKR Group. Such advisors and service providers, together with other associated persons (such as the CEOs or other executives of portfolio companies) could be Shareholders in the Company, KKR Vehicles, sources of opportunities for the KKR Group, the Company or KKR Vehicles or could otherwise be co-investors with or counterparties to transactions involving the foregoing. These relationships could influence the Manager and the KKR Group in deciding whether to select or recommend any such advisor or service provider to perform services for the Company or a portfolio company (the cost of which will generally be borne directly or indirectly by the Company or its portfolio companies, as applicable). Notwithstanding the foregoing, the Manager and the KKR Group will generally seek to engage advisors and service providers in connection with transactions for the Company that require their use on the basis of the overall quality of advice and other services provided, the evaluation of which includes, among other considerations, such service provider’s provision of certain acquisition-related services and research that the Manager or the KKR Group believes to be of benefit to the Company. In certain circumstances, advisors and other service providers or their affiliates could charge rates or establish other terms in respect of advice and services provided to the Manager or other members of the KKR Group or to KKR Vehicles or their portfolio companies that are different and more favorable than those established in respect of advice and services provided to the Company and its portfolio companies. Similarly, the Company’s portfolio companies could provide services to KKR Vehicles or their portfolio companies or other KKR affiliates that would not have otherwise been entered into but for their relationship with the KKR Group.
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
From time to time, KKR Vehicles and their respective portfolio companies could engage in transactions with, and buy and sell holdings from, third-party asset managers and their sponsored funds, or such persons, and make acquisitions in vehicles sponsored by such third party asset managers, which could result in the KKR Group-related party earning carried interest/performance-based incentive compensation and/or fee income or revenue in respect of any such transactions. Additionally, it is expected that KKR Vehicles and/or controlled and non-controlled portfolio companies of such KKR Vehicles could provide various forms of financing, including debt and equity, to such alternative asset management and insurance firms and other businesses and their respective investment funds and portfolio companies, and affiliated service providers or other affiliates of the KKR Group could earn fees in exchange for providing services in connection with such financings, even if the sole providers of financing are KKR Vehicles and/or their respective portfolio companies, all of which will not reduce management fees paid by such KKR Vehicles.
Expanding Scope of KKR
The family of related entities colloquially known as “KKR” continues to expand in scope and range of activities. This creates increased opportunities for conflicts of interest, increased pressure on the allocation of opportunities across the platform and increased competition for the time, including conflicts of interest with respect to the devotion of time and attention of KKR Group investment executives who provide services in respect of the Company, other KKR Vehicles and their respective holdings. It also creates increased opportunities for disputes, liabilities and other burdens on such investment executives. There can be no assurance of a net benefit to the Company, and it is possible that the expansion of KKR Groups activities will yield a net detriment to the Company.
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
In addition, the Company could acquire portfolio companies that have a negative impact on related investments made by the Shareholders in separate transactions. In selecting and structuring acquisitions appropriate for the Company, the Manager will consider the portfolio companies and tax objectives of the Company and its Shareholders as a whole, not the investment, tax or other objectives of any Shareholder individually.
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
Data Analysis Services—KKR’s Relationship with Quantifind
The KKR Group works with a privately held company called Quantifind, Inc. (“Quantifind”) from time to time, which is a data platform company that uses proprietary web technology to extract revenue-driving factors for brands from a wide spectrum of data sources. George Roberts, Executive Co-Chairman of KKR, and Joseph Grundfest, an independent director of the KKR Public Company, each hold a relatively small (approximately 5%) personal investment in Quantifind. To the extent a project relates to data analysis or related services in furtherance of diligence or other analysis related to current or prospective portfolio holdings of the Company (and/or KKR Vehicles) and/or the markets and industries in which their underlying issuers operate, the Company (and/or each such KKR Vehicle, as applicable) will reimburse the KKR Group for their respective portion of any such fees. Portfolio companies which the Company (and/or KKR Vehicles) will potentially, from time to time, acquire (including non-controlled issuers) could also separately engage Quantifind to independently conduct big data analysis and/or to leverage information the KKR Group has gained with respect to their respective businesses. None of the services or other fees received by Quantifind in connection with the foregoing will be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates.
Other Benefits
The KKR Group and its personnel and related parties will receive intangible and other benefits, discounts and perquisites arising or resulting from their activities on behalf of the Company, the value of which will not offset or reduce the

Company’s Offsetable Fees or expenses or otherwise be shared with the Company, its portfolio companies or the Company’s Shareholders. For example, airline travel or hotel stays will result in “miles” or “points” or credit in loyalty or status programs, and certain purchases made by credit card will result in “credit card points,” “cash back” or rebates in addition to such loyalty or status program miles or points. Such benefits will, whether or not de minimis or difficult to value, inure exclusively to the benefit of the KKR Group or the KKR personnel or related parties receiving them, even though the cost of the underlying service is borne by the Company as a Company expense or by its portfolio companies.
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
Audit and Non-Audit Fees
Aggregate fees that we were billed for the year ended December 31, 2024 and 2023 by our independent registered public accounting firm, Deloitte, were as follows:

	Years Ended December 31,
	2024	2023
Audit fees(1)	$915,387	$750,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$915,387	$750,000
______________
(1)Audit fees include amounts billed to us related to annual consolidated financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and review of SEC registration statements.
The Audit Committee of our Board of Directors were advised that there were no services provided by Deloitte that were unrelated to the audit of the consolidated financial statements as of and for the year ended December 31, 2024 that could impair Deloitte from maintaining its independence as our independent auditor.
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

Part IV.
Item 15.    Exhibits and Financial Statement Schedules
(a) (1)    Financial Statements

See Item 8 above.
(a) (2)    Financial Statement Schedules

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.
(a) (3)    Exhibits

Exhibit Number	Description
3.1	Certificate of Formation, dated December 6, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10 filed with the SEC on April 14, 2023)

3.2	Sixth Amended and Restated Limited Liability Company Agreement, dated as of December 4, 2024, between KKR DAV Manager LLC and the Members (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 5, 2024)

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.2	Form of Subscription Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024)

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2024)

4.4	Share Repurchase Plan, dated as of July 27, 2023 (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024)

4.5	KKR Repurchase Arrangement, dated as of July 27, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2023)

10.1	Amended and Restated Management Agreement, dated May 30, 2024, between KKR Private Equity Conglomerate LLC and KKR DAV Manager LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2024)

10.2	Dealer-Manager Agreement, dated as of July 27, 2023, between KKR Private Equity Conglomerate LLC and KKR Capital Markets LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2023)

10.3	Amended and Restated Expense Limitation and Reimbursement Agreement, dated May 10, 2024, between KKR Private Equity Conglomerate LLC and KKR DAV Manager LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024)

10.4	Custody Agreement, dated as of August 1, 2023, between The Bank of New York Mellon and KKR Private Equity Conglomerate LLC, K-PEC Holdings LLC and K-PEC HedgeCo LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2023)

10.5	Trademark License Agreement, effective August 9, 2023, between Kohlberg Kravis Roberts & Co. L.P. and KKR Private Equity Conglomerate LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023)

10.6	Administrative Services Agreement, dated as of August 1, 2023, between The Bank of New York Mellon, KKR Private Equity Conglomerate LLC and certain of its direct and indirect wholly owned subsidiaries (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024)
10.7	Amended and Restated Uncommitted Unsecured Line of Credit, dated March 21, 2024, between K-PEC HedgeCo LLC, as borrower, and KKR Alternative Assets LLC, as lender (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024)
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023)

10.9	Revolving Credit Agreement, dated as of December 23, 2024, among certain indirect subsidiaries of KKR Private Equity Conglomerate LLC, as borrowers, Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KKR Capital Markets LLC, as joint lead arranger, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2024)
19.1	Insider Trading Policy
21.1	List of Subsidiaries of the Registrant

31.1	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR PRIVATE EQUITY CONGLOMERATE LLC

/s/ Christopher J. Harrington
Date:	March 12, 2025	Christopher J. Harrington
Co-Chief Executive Officer

/s/ Alisa A. Wood
Date:	March 12, 2025	Alisa A. Wood
Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Peter M. Stavros
Date:	March 12, 2025	Peter M. Stavros
Co-Chairman of the Board of Directors

/s/ Nathaniel H. Taylor
Date:	March 12, 2025	Nathaniel H. Taylor
Co-Chairman of the Board of Directors

/s/ Christopher J. Harrington
Date:	March 12, 2025	Christopher J. Harrington
Co-Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Alisa A. Wood
Date:	March 12, 2025	Alisa A. Wood
Co-Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Jeffrey B. Van Horn
Date:	March 12, 2025	Jeffrey B. Van Horn
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas C. Naratil
Date:	March 12, 2025	Thomas C. Naratil
Director

/s/ Ronald D. Schmitz
Date:	March 12, 2025	Ronald D. Schmitz
Director

/s/ Susan C. Schnabel
Date:	March 12, 2025	Susan C. Schnabel
Director

/s/ Kelly M. Williams
Date:	March 12, 2025	Kelly M. Williams
Director