Form 10-Q
period 2025-03-31
KKR Private Equity Conglomerate LLC
filed 2025-05-14
CIK 1957845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 6, 2025, the registrant had 2,991,579 Class D Shares, 11,159,959 Class I Shares, 4,257 Class S Shares, 19,214,288 Class U Shares, 11,413,524 Class R-D Shares, 59,942,290 Class R-I Shares, 103,741,496 Class R-U Shares, 1,874,275 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding. The number of Shares outstanding excludes May 1, 2025 subscriptions since the issuance price is not yet finalized as of the date of this filing.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Other factors that could cause actual results to differ materially include:

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

Part I.    Financial Information
Item 1.    Financial Statements
KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	March 31, 2025	December 31, 2024
Assets
Investments at fair value (cost of $4,267,419 and $3,585,860, respectively)	$4,989,535	$3,918,519
Cash and cash equivalents	1,125,717	601,530
Prepaids and other assets	342	240
Dividends receivable	5,689	2,366
Unrealized appreciation on foreign currency forward contracts	11,332	30,319
Deferred financing costs, net	5,180	5,009
Total assets	6,137,795	4,557,983

Liabilities
Accrued performance participation allocation	60,013	—
Accrued shareholder servicing fees and distribution fees	232,014	176,891
Directors’ fees and expenses payable	151	151
Other accrued expenses and liabilities	7,343	5,153
Deferred income taxes	44,130	21,200
Unrealized depreciation on foreign currency forward contracts	11,980	—
Due to Manager	12,692	11,203
Total liabilities	368,323	214,598

Commitments and contingencies (Note 9)

Net assets	$5,769,472	$4,343,385

Net assets are comprised of
Class D Shares, 2,045,529 and 0 shares authorized, issued and outstanding, respectively	$60,969	$—
Class I Shares, 7,274,057 and 31,054 shares authorized, issued and outstanding, respectively	222,409	899
Class U Shares, 12,465,041 and 137,406 shares authorized, issued and outstanding,	352,354	3,701
Class R-D Shares, 11,413,524 and 10,419,393 shares authorized, issued and outstanding, respectively	338,835	294,461
Class R-I Shares, 59,949,474 and 51,968,235 shares authorized, issued and outstanding, respectively	1,820,577	1,501,848
Class R-U Shares, 103,927,015 and 93,038,669 shares authorized, issued and outstanding, respectively	2,915,460	2,487,178
Class F Shares, 1,870,320 and 1,865,972 shares authorized, issued and outstanding, respectively	58,866	55,296
Class G Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Class H Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Net assets	$5,769,472	$4,343,385
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2025	2024
Investment income
Dividend income	$14,186	$3,851
Total investment income	14,186	3,851

Operating expenses
Performance participation allocation	60,017	—
Management fee expense	13,807	2,653
Professional fees	2,488	2,170
General and administration expenses	1,963	1,417
Deferred offering costs amortization	—	349
Directors’ fees and expenses	156	154
Interest expense	817	14
Total operating expenses	79,248	6,757
Less: Management fee and expense credits	(13,807)	(2,653)
Less: Expenses reimbursed by Manager	—	(2,211)
Add: Expenses recouped by Manager	3,848	—
Less: Interest expense waived by Line of Credit Lender	—	(14)
Net operating expenses	69,289	1,879
Net investment (loss) income	(55,103)	1,972

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on:
Foreign currency	897	(54)
Foreign currency forward contracts	—	268
Total net realized gain	897	214

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on:
Investments	334,293	10,979
Foreign currency translation	55,164	(2,442)
Foreign currency forward contracts	(30,967)	1,729
Foreign currency	24	—
Total net change in unrealized appreciation before income taxes	358,514	10,266
Provision for income taxes	22,930	1,301
Total net change in unrealized appreciation after income taxes	335,584	8,965

Net increase in net assets resulting from operations	$281,378	$11,151
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(Amounts in Thousands)

	Class D Shares	Class I Shares		Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2024	$—	$899	$—	$3,701	$294,461	$1,501,848	$2,487,178	$55,296	$1	$1	$4,343,385
Consideration from the issuance of shares	60,089	213,640		361,673	28,645	229,155	313,765	129	—	—	1,207,096
Repurchase of shares	—	—		—	—	(294)	(1,065)	—	—	—	(1,359)
Early repurchase fee	—	1		2	3	19	33	1	—	—	59
Transfers in	—	276		—	—	1,824	—	—	—	—	2,100
Transfers out	—	—		—	—	—	(2,100)	—	—	—	(2,100)
Net increase in net assets resulting from capital activity	60,089	213,917		361,675	28,648	230,704	310,633	130	—	—	1,205,796
Net investment (loss) income	(381)	(1,349)		(2,315)	(3,352)	(17,570)	(30,186)	50	—	—	(55,103)
Net realized gain	3	8		16	56	296	508	10	—	—	897
Net change in unrealized appreciation	2,531	8,934		15,327	19,989	105,299	180,124	3,380	—	—	335,584
Net increase in net assets resulting from investment operations	2,153	7,593		13,028	16,693	88,025	150,446	3,440	—	—	281,378
Accrued shareholder servicing fees and distribution fees	(1,273)	—		(26,050)	(967)	—	(32,797)	—	—	—	(61,087)
Balance at March 31, 2025	$60,969	$222,409		$352,354	$338,835	$1,820,577	$2,915,460	$58,866	$1	$1	$5,769,472

Balance at December 31, 2023	$—	$1,804		$—	$—	$115,196	$550,983	$51	$1	$1	$668,036
Consideration from the issuance of shares	—	10		—	10,519	128,079	435,913	45	—	—	574,566
Transfers in	—	—		—	—	3,102	—	—	—	—	3,102
Transfers out	—	(1,804)		—	(50)	—	(1,248)	—	—	—	(3,102)
Accrued shareholder servicing fees and distribution fees	—	—		—	(216)	—	(30,449)	—	—	—	(30,665)
Net investment income	—	—		—	14	151	1,807	—	—	—	1,972
Net realized gain	—	—		—	2	42	170	—	—	—	214
Net change in unrealized appreciation	—	—		—	23	1,626	7,314	2	—	—	8,965
Balance at March 31, 2024	$—	$10		$—	$10,292	$248,196	$964,490	$98	$1	$1	$1,223,088

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net increase in net assets from operations	$281,378	$11,151
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(334,293)	(10,979)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(55,164)	2,442
Net change in unrealized depreciation (appreciation) on foreign currency forward contracts	30,967	(1,729)
Deferred financing cost amortization	467	—
Deferred offering costs amortization	—	349
Class F Shares issued as payment of directors’ fees and expenses	125	45
Class F Shares issued as payment of performance participation allocation	4	—
Acquisition of portfolio companies	(681,559)	(162,230)
Changes in operating assets and liabilities:
Change in accrued performance participation allocation	60,013	—
Change in deferred income taxes	22,930	1,301
Change in prepaids and other assets	108	94
Change in due from Manager	—	11,240
Change in dividends receivable	(3,323)	(1,789)
Change in other accrued expenses and liabilities	2,190	2,526
Change in directors’ fees and expenses payable	—	14
Change in due to Manager	(351)	(11,338)
Net cash used in operating activities	(676,508)	(158,903)
Financing activities
Proceeds from issuance of shares	1,206,757	574,521
Repayment on Line of Credit	—	(19,200)
Payment of offering costs	—	(1,397)
Payments of shareholder servicing fees and distribution fees	(4,762)	(640)
Repurchase of shares, net of early repurchase fee	(1,300)	—
Net cash provided by financing activities	1,200,695	553,284
Net increase in cash and cash equivalents	524,187	394,381
Cash and cash equivalents, beginning of period	601,530	18,007
Cash and cash equivalents, end of period	$1,125,717	412,388

	Three Months Ended March 31,
	2025	2024
Supplemental Disclosure of Non-Cash Financing Activities
Change in shareholder servicing fees and distribution fees payable	$61,087	$30,665

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2025 (UNAUDITED)
(Amounts in Thousands)

Issuer	Asset	Industry	Geography(1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Information Technology - 31.3%
Other investments in portfolio companies(2)		Information Technology	(3)	Level III	Various	N/A	N/A	1,221,213	21.2%
Omnissa	Equity interest held through KKR Modena Aggregator L.P.	Information Technology	Americas	Level III	USD	N/A	N/A	448,000	7.8%
N/A(4)	Equity interest held through KKR Rhea Aggregator L.P.	Information Technology	Americas	N/A	USD	N/A	N/A	133,973	2.3%
Industrials - 11.9%
Other investments in portfolio companies(2)		Industrials	(5)	Level III	Various	N/A	N/A	682,832	11.9%
Health Care - 19.0%
Cotiviti Holdings, Inc.	Equity interest held through KKR Compass Aggregator L.P.	Health Care	Americas	Level III	USD	N/A	N/A	645,260	11.2%
Other investments in portfolio companies(2)		Health Care	(6)	Level III	Various	N/A	N/A	448,047	7.8%
Consumer Discretionary - 8.1%
Other investments in portfolio companies(2)		Consumer Discretionary	(7)	Level III	Various	N/A	N/A	470,054	8.1%
Financials - 11.9%
Other investment in portfolio companies(2)		Financials	(8)	Level III	Various	N/A	N/A	392,733	6.8%
Soderberg & Partners Asset Management SA	Equity interest held through KKR Rise Aggregator L.P.	Financials	EMEA	Level III	SEK	N/A	N/A	296,551	5.1%
Communication Services - 2.0%
Other investments in portfolio companies(2)		Communication Services	(9)	Level III	Various	N/A	N/A	117,934	2.0%
Materials - 0.6%
Other investment in portfolio company		Materials	Americas	Level III	USD	N/A	N/A	33,440	0.6%
Consumer Staples - 1.7%
Other investment in portfolio companies(2)		Consumer Staples	(10)	Level III	Various	N/A	N/A	99,498	1.7%
Total Portfolio Companies (cost of $4,267,419)								$4,989,535	86.5%

Foreign Currency Forward Contracts
Goldman Sachs	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	97,300	3,389	0.1%
Nomura International plc	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	61,400	2,249	0.0%

Goldman Sachs	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	36,500	1,025	0.0%
Barclays Bank PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	36,500	1,006	0.0%
Nomura International plc	Sell JPY/USD	N/A	N/A	Level II	JPY	10/7/2025	2,470,000	991	0.0%
Barclays Bank PLC	Sell CNH/USD	N/A	N/A	Level II	CNH	10/9/2025	140,000	855	0.0%
Goldman Sachs	Sell AUD/USD	N/A	N/A	Level II	AUD	10/7/2025	11,300	674	0.0%
Barclays Bank PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	17,200	599	0.0%
Nomura International plc	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	27,000	303	0.0%
Goldman Sachs	Sell JPY/USD	N/A	N/A	Level II	JPY	10/7/2025	23,020,000	122	0.0%
Nomura International plc	Sell AUD/USD	N/A	N/A	Level II	AUD	10/7/2025	1,000	60	0.0%
Nomura International plc	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	13,000	56	0.0%
Nomura International plc	Sell CNH/USD	N/A	N/A	Level II	CNH	10/9/2025	38,100	3	0.0%
Nomura International plc	Sell JPY/USD	N/A	N/A	Level II	JPY	10/7/2025	581,000	(1)	0.0%
Nomura International plc	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	9,700	(15)	0.0%
Nomura International plc	Sell SEK/USD	N/A	N/A	Level II	SEK	10/7/2025	94,000	(20)	0.0%
Nomura International plc	Sell AUD/USD	N/A	N/A	Level II	AUD	10/7/2025	68,400	(23)	0.0%
Nomura International plc	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	99,000	(77)	0.0%
Nomura International plc	Sell GBP/USD	N/A	N/A	Level II	GBP	10/7/2025	14,800	(430)	0.0%
Goldman Sachs	Sell JPY/USD	N/A	N/A	Level II	JPY	10/7/2025	9,800,000	(623)	0.0%
Nomura International plc	Sell SEK/USD	N/A	N/A	Level II	SEK	10/7/2025	95,000	(661)	0.0%
Royal Bank of Canada	Sell SEK/USD	N/A	N/A	Level II	SEK	10/7/2025	192,000	(960)	0.0%
Nomura International plc	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	59,600	(999)	0.0%
Royal Bank of Canada	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	36,000	(1,030)	0.0%
Royal Bank of Canada	Sell SEK/USD	N/A	N/A	Level II	SEK	10/7/2025	844,000	(7,141)	(0.1)%
Total Foreign Currency Forward Contracts								$(648)	—%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	$1,120,484	19.4%
Total Investments in Money Market Funds (cost of $1,120,484)								$1,120,484	19.4%

Total Investments and Cash Equivalents (cost of $5,387,903)	$6,109,371	105.9%
(1) The estimated fair value of our portfolio companies in the Americas, EMEA and Asia Pacific as a percentage of net assets was approximately 61.1%, 18.4% and 7.0%, respectively, as of March 31, 2025. The cost basis of portfolio companies in Americas, EMEA and Asia Pacific were $2,974,134, $905,468 and $387,817, respectively. The fair value of portfolio companies in Americas, EMEA and Asia Pacific were $3,524,330, $1,061,343 and $403,862, respectively.
(2) There were no single investments included in this category that exceeded 5% of net assets.
(3) 52.8% of fair value shown is domiciled in Americas, 23.8% in Asia Pacific and 23.4% in EMEA.
(4) As of March 31, 2025, the Company had funded cash into KKR Rhea Aggregator L.P. in connection with acquiring an indirect interest in ReliaQuest, LLC on April 10, 2025. This investment is measured at fair value using the net asset value practical expedient under Accounting Standards Codification 820, Fair Value Measurements and Disclosure (“ASC 820”).
(5) 93.7% of fair value shown is domiciled in Americas and 6.3% in EMEA.
(6) 63.1% of fair value shown is domiciled in Americas, 30.6% in EMEA and 6.3% in Asia Pacific.
(7) 71.3% of fair value shown is domiciled in Americas, 24.4% in EMEA and 4.3% in Asia Pacific.
(8) 83.9% of fair value shown is domiciled in Americas and 16.1% in EMEA.
(9) 72.2% of fair value shown is domiciled in EMEA and 27.8% in Americas.
(10) 64.2% of fair value shown is domiciled in Asia Pacific and 35.8% in EMEA.

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

KKR PRIVATE EQUITY CONGLOMERATE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All Amounts in Thousands, Except Share and Per Share Data)
1.Organization
KKR Private Equity Conglomerate LLC (“K-PEC” and the “Company”) was formed on December 6, 2022 as a limited liability company under the laws of the state of Delaware and the Company operates its business in a manner permitting it to be excluded from the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company is a holding company that primarily seeks to acquire, own and control portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation through joint ventures (“Joint Ventures”). The Company expects that its portfolio companies will operate principally in the following business lines: Business & Financial Services; Consumer & Retail; Healthcare; Impact; Industrials; and Technology, Media & Telecommunications. The Company commenced principal operations on August 1, 2023.

A key part of the Company’s strategy is to form Joint Ventures by pooling capital with one or more KKR Vehicles (defined below) that target acquisitions of portfolio companies that are compatible with the Company’s business strategy. The Company expects to own nearly all of its portfolio companies through Joint Ventures alongside one or more KKR Vehicles and that the Joint Ventures will be managed in a way that reflects the commonality of interests between the KKR Vehicles and the Company. The Company intends to primarily own portfolio companies for the long term through Joint Ventures. Portfolio companies are generally less liquid and involve longer hold periods than traditional monthly net asset value equity holdings. Such illiquidity could also result from legal or contractual restrictions on their resale.

K-PEC conducts a continuous private offering of its investor shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act of 1933, as amended) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S. As of March 31, 2025, we offered four classes of investor shares: Class S Shares, Class D Shares, Class U Shares and Class I Shares. As of January 2, 2025, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, with the Class S Shares, Class D Shares, Class U Shares and Class I Shares, the “Investor Shares” and, together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) were no longer available for purchase. We may offer additional classes of Investor Shares in the future.

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

Holders of Class E Shares, Class F Shares, Class G Shares and Class H Shares (collectively, the “KKR Shares”) have equal rights and privileges with each other and, except for the Class G Shares, no class of shares will have any rights, powers or preferences with respect to determining the number of directors constituting the entire Board of Directors (the “Board”) or the appointment, election, or removal of any directors of officers of the Company. Kohlberg Kravis Roberts & Co. L.P. (together with its subsidiaries, “KKR”), through its ownership of all of the Company’s outstanding Class G Shares, hold, directly and indirectly, all of the voting power of the Company. The KKR Shares are not subject to the Management Fee (defined herein) or the Performance Participation Allocation (defined herein), and are not subject to any servicing or distribution fees.

The Company is sponsored by KKR and benefits from its industry leading institutional private equity sourcing and portfolio management platform pursuant to a management agreement entered into with KKR DAV Manager LLC (the “Manager”) to source and evaluate portfolio company acquisitions and to support the Company in managing its portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation by owning and controlling portfolio companies diversified by strategy, sector and geography for shareholders (the “Shareholders”).

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

The Company’s consolidated financial statements are prepared using the accounting and reporting guidance under Accounting Standards Codification ASC 946, Financial Services—Investment Companies (“ASC 946”).

For a detailed discussion about K-PEC’s significant accounting policies, see Note 2 to the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During the three months ended March 31, 2025, there were no significant updates to K-PEC’s significant accounting policies.

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

Reclassifications

During the three months ended March 31, 2025, the Company reclassified $2,170 for the three months ended March 31, 2024 out of General and administrative expense and into Professional fees on the Consolidated Statements of Operations to conform to current period presentation. This reclassification had no impact on Net increase in net assets resulting from operations.

During the three months ended March 31, 2025, the Company reclassified $1,301 for the three months ended March 31, 2024 out of Change in other accrued expenses and liabilities and into Change in deferred income taxes on the Consolidated Statements of Cash Flows to conform to current period presentation. This reclassification had no impact on Net increase in net assets resulting from operations.

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
3.Investments

Summarized Portfolio Company Financial Information

The following table presents unaudited summarized financial information, in the aggregate, for the portfolio companies in which the Company has an indirect equity interest. Amounts provided do not represent the Company’s proportionate share:

	Three Months Ended March 31,
	2025	2024
Revenues	$13,025,851	$2,666,872
Expenses	13,419,433	2,816,613
Loss before taxes	(393,582)	(149,741)
Income tax expense (benefit)	168,985	(2,564)
Consolidated net loss	(562,567)	(147,177)
Net (income) loss attributable to non-controlling interests	(27,907)	164
Net loss	$(590,474)	$(147,013)

The net loss above represents the aggregated net loss attributable to the controlling interests in each of the Company’s portfolio companies and does not represent the Company’s proportionate share of loss. Summarized financial totals presented are the best available as of the date of this filing and information may not be for the same reporting period as this filing.

4.Fair Value Measurements - Investments
The following tables present fair value measurements of investments, by major class, according to the fair value hierarchy:

	March 31, 2025
Investments	Level I	Level II	Level III	Investments Measured at Net Asset Value(1)	Fair Value
Portfolio companies	$—	$—	$4,855,562	$133,973	$4,989,535
Unrealized appreciation on foreign currency forward contracts	—	11,332	—	—	11,332
Unrealized depreciation on foreign currency forward contracts	—	(11,980)	—	—	(11,980)
Investments in Money Market Funds	1,120,484	—	—	—	1,120,484
Total	$1,120,484	$(648)	$4,855,562	$133,973	$6,109,371

	December 31, 2024
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	$—	$—	$3,918,519	$3,918,519
Unrealized appreciation on foreign currency forward contracts	—	30,319	—	30,319
Investments in Money Market Funds	600,933	—	—	600,933
Total	$600,933	$30,319	$3,918,519	$4,549,771

(1) Certain investments that are measured at fair value using the net asset value practical expedient under ASC 820 have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level III inputs for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Investments	Balance as of December 31, 2024	Purchases	Net change in unrealized appreciation on investments	Net change in unrealized appreciation on foreign currency translation	Balance as of March 31, 2025
Portfolio companies	$3,918,519	$547,586	$334,293	$55,164	$4,855,562

The total change in unrealized appreciation (depreciation) included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the three months ended March 31, 2025 attributable to Level III investments and foreign currency translation still held at March 31, 2025 was $334,293 and $55,164, respectively.

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level III inputs for the three months ended March 31, 2024:

Three Months Ended March 31, 2024
Investments	Balance as of December 31, 2023	Purchases	Net change in unrealized appreciation on investments	Net change in unrealized appreciation on foreign currency translation	Balance as of March 31, 2024
Portfolio companies	$713,610	$89,862	$10,979	$(2,442)	$812,009

The total change in unrealized appreciation (depreciation) included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the three months ended March 31, 2024 attributable to Level III investments and foreign currency translation still held at March 31, 2024 was $10,979 and $(2,442), respectively.

The following tables present the quantitative information about Level III fair value measurements of the Company’s portfolio companies as of March 31, 2025 and December 31, 2024:

Level III Assets	Fair Value March 31, 2025	Valuation Methodology and Inputs	Unobservable Input(s)(1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$4,855,562	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	8.6%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	39.9%	0.0% - 66.7%	(4)
			Weight Ascribed to Discounted Cash Flow	42.0%	0.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	18.1%	0.0% - 100.0%	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.7x	8.4x - 24.4x	Increase
			Enterprise Value / Forward Revenues Multiple	7.0x	2.4x - 9.4x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	10.9%	6.1% - 19.1%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	13.4x	8.5x - 23.0x	Increase

Level III Assets	Fair Value December 31, 2024	Valuation Methodology and Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$3,918,519	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	9.0%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	35.3%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	34.0%	0.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	30.7%	0.0%- 100.0%	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.5x	9.0x - 24.3x	Increase
			Enterprise Value / Forward Revenues Multiple	8.5x	2.3x - 10.0x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	11.5%	6.0% - 19.7%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	13.3x	8.5x - 23.0x	Increase
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

For the three months ended March 31, 2025 and 2024, the Manager earned $13,807 and $2,653 in gross Management Fees, respectively. For the three months ended March 31, 2025 and 2024, the Company offset Management fees of $13,807 and $2,653, respectively.

As of March 31, 2025 and December 31, 2024, the Company did not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

As of March 31, 2025 and December 31, 2024, there were unapplied credits of $33,757 and $42,660, respectively, to be carried forward that relate to Other Fees earned.

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

For the three months ended March 31, 2025, the Company recognized a Performance Participation Allocation of $60,017 in the Consolidated Statements of Operations. No such Performance Participation Allocation was recognized during the three months ended March 31, 2024. As of March 31, 2025, a Performance Participation Allocation accrual of $60,013 was recorded in the Consolidated Statements of Assets and Liabilities. No such accrual was recorded as of December 31, 2024.

During the three months ended March 31, 2025, the Company issued 129 Class F Shares to the Class H Member totaling $4, with respect to the Performance Participation Allocation resulting from repurchases of Investor Shares by the Company during the three months ended March 31, 2025. No such shares were issued during the three months ended March 31, 2024.

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

Other Transactions with Dealer-Manager

On December 23, 2024, the Company remitted $1,000 to the Dealer-Manager for arranger fees related to the Credit Agreement, as defined in Note 6. Credit Facility.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. As of March 31, 2025 and December 31, 2024, the Company has

accrued $232,014 and $176,891, respectively, of Servicing Fees and Distribution Fees payable to the Dealer Manager (as defined below) related to Class R-U Shares, Class R-D Shares, Class D Shares, and Class U Shares sold.
Expense Limitation and Reimbursement Agreement

Pursuant to an Amended and Restated Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”), through and including June 30, 2025, the Manager has agreed to forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.60% of the Company’s net assets as of the end of each calendar month. The Company has agreed to carry forward the amount of any foregone management fee and expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manger, within three years from the end of the month in which the Manager waived or reimbursed such fees or expenses, but only if and to the extent that such Specified Expenses plus any recoupment do not exceed 0.60% of the Company’s net assets at the end of each calendar month. The Manager may recapture a Specified Expense in the same year it is incurred. This arrangement cannot be terminated prior to June 30, 2025, without the Board’s consent. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the management fee, (ii) the Performance Participation Allocation, (iii) the Servicing Fee, (iv) the Distribution Fee, (v) portfolio company or joint venture level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees and officers of the Company), (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

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

For the three months ended March 31, 2024, the Manager agreed to reimburse expenses of $2,211 incurred by the Company pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a three year period. No such expenses were agreed to be reimbursed by the Manager pursuant to the Expense Limitation Agreement for the three months ended March 31, 2025.

For the three months ended March 31, 2025, the Manager recouped expenses of $3,848 incurred by the Company, pursuant to the Expense Limitation Agreement. No such expenses were recouped during the three months ended March 31, 2024.

As of March 31, 2025 and December 31, 2024, the Company recorded $12,692 and $11,203, respectively, as Due to Manager related to amounts paid by the Manager on behalf of the Company and amounts recouped under the Expense Limitation Agreement.

The following table reflects the amounts subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager as of March 31, 2025:

Three Months Ended	Amount	Last Expiration Date
June 30, 2023	130	June 30, 2026
September 30, 2023	3,269	September 30, 2026
December 31, 2023	2,771	December 31, 2026
March 31, 2024	2,211	March 31, 2027
June 30, 2024	959	June 30, 2027
Total	$9,340

As of March 31, 2025, management believed that it was not probable for the Company to be required to reimburse the expenses waived by the Manager.

Acquisition of Interests in Portfolio Companies

During the three months ended March 31, 2025, the Company purchased interests in portfolio companies from an investment vehicle that is managed by an affiliate of the Manager for $317,822 and recorded unrealized appreciation of $32,719 in connection with the investments acquired.
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

No balance was outstanding on the Line of Credit as of March 31, 2025 and December 31, 2024. During the three months ended March 31, 2024, the Company incurred interest expense of $14, which was waived by the Line of Credit Lender. No such interest expense was incurred during the three months ended March 31, 2025.

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

Advances under the Credit Agreement denominated in U.S. dollars bear interest, at the relevant Borrower’s option, at (i) the daily or term SOFR plus a spread of 3.50% or (ii) certain alternative rates made available to the Borrower under the terms of the Credit Agreement. Advances under the Credit Agreement denominated in currencies other than U.S. dollars will bear interest at certain local rates consistent with market standards plus a spread of 3.50%. The Borrowers are also obligated to pay other customary closing fees, arrangement fees, administration fees, unused fees, commitment fees and letter of credit fees for a credit facility of this size and type. Obligations under the Credit Agreement are non-recourse to the Company and other parts of KKR.

Under the terms of the Credit Agreement, the Company is subject to customary affirmative and negative covenants.

As of March 31, 2025, the Company incurred $5,688 of costs associated with entry into the Credit Agreement. These costs have been capitalized within Deferred financing costs, net on the Consolidated Statement of Assets and Liabilities. As of March 31, 2025 and December 31, 2024, total remaining unamortized deferred financing costs for the Credit Agreement was $5,180 and $5,009, respectively.

As of both March 31, 2025 and December 31, 2024, the Borrowers did not have an outstanding balance under the Credit Agreement.

7. Shareholders’ Equity

The following table is a summary of share activity during the three months ended March 31, 2025 and shares outstanding as of that date:

	Shares Outstanding as of December 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of March 31, 2025
Class D Shares	—	2,045,529	—	—	—	2,045,529
Class I Shares	31,054	7,233,457	—	9,546	—	7,274,057
Class U Shares	137,406	12,327,635	—	—	—	12,465,041
Class R-D Shares	10,419,393	994,131	—	—	—	11,413,524
Class R-I Shares	51,968,235	7,929,460	(10,162)	61,941	—	59,949,474
Class R-U Shares	93,038,669	10,998,095	(37,255)	—	(72,494)	103,927,015
Class F Shares	1,865,972	4,348	—	—	—	1,870,320
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	157,460,809	41,532,655	(47,417)	71,487	(72,494)	198,945,040

The following table is a summary of share activity during the three months ended March 31, 2024 and shares outstanding as of that date:

	Shares Outstanding as of December 31, 2023	Shares Issued During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of March 31, 2024
Class I Shares	69,695	386	—	(69,695)	386
Class R-D Shares	—	404,608	—	(1,923)	402,685
Class R-I Shares	4,452,158	4,930,470	119,871	—	9,502,499
Class R-U Shares	22,941,060	16,863,616	—	(48,489)	39,756,187
Class F Shares	1,967	1,743	—	—	3,710
Class G Shares	40	—	—	—	40
Class H Shares	40	—	—	—	40
Total	27,464,960	22,200,823	119,871	(120,107)	49,665,547

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

As of March 31, 2025 and December 31, 2024, the Company has not issued any Shares under the DRIP.

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

During the three months ended March 31, 2025, we redeemed 10,162 shares and 37,255 shares of Class R-I Shares and Class R-U Shares, respectively, pursuant to our redemption plan, at an average price per share of $28.90 and $28.59, respectively. The Company did not repurchase any Shares under the share repurchase plan during the three months ended March 31, 2024.

8. Distributions
The Company did not declare or pay any distributions during the three months ended March 31, 2025 and 2024.

9. Commitments and Contingencies
Litigation

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

The Company had $22,173 and $29,508 of unfunded commitments in portfolio companies as of March 31, 2025 and December 31, 2024, respectively.
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

10. Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the three months ended March 31, 2025:

	Class D Shares	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares(1)
Net asset value per share at beginning of period (January 1, 2025)	$—	$28.94	$26.93	$28.26	$28.90	$26.73	$29.63	$29.64	$29.64
Consideration from the issuance of shares	29.54	0.16	3.07	0.05	—	0.19	—	—	—
Repurchase of shares	—	—	—	—	—	—	—	—	—
Early repurchase fee	—	—	—	—	—	—	—	—	—
Transfers in	—	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—	—	—
Net increase in net assets resulting from capital activity	29.54	0.16	3.07	0.05	—	0.19	—	—	—
Net investment income (loss)(2)	(0.25)	(0.40)	(0.39)	(0.29)	(0.29)	(0.29)	0.03	0.03	0.03
Net realized gain (loss) and change in unrealized appreciation (depreciation)(3)	1.37	1.88	3.08	1.75	1.76	1.74	1.81	1.81	1.81
Net increase in net assets resulting from operations	1.12	1.48	2.69	1.46	1.47	1.45	1.84	1.84	1.84
Accrued shareholder servicing fees and distribution fees(2)	(0.85)	—	(4.42)	(0.08)	—	(0.32)	—	—	—
Net asset value per share at the end of period (March 31, 2025)	$29.81	$30.58	$28.27	$29.69	$30.37	$28.05	$31.47	$31.48	$31.48
Weighted average shares outstanding at end of period (March 31, 2025)	1,497,510	3,365,003	5,897,425	11,413,524	59,915,547	103,971,321	1,870,235	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value(4):
Operating expenses before expenses reimbursed and/or recouped by Manager(5)(6)	0.07%	0.10%	0.10%	0.10%	0.10%	0.11%	0.10%	0.10%	0.10%
Operating expenses reimbursed and/or recouped by Manager(5)(6)	0.05%	0.07%	0.07%	0.07%	0.07%	0.07%	0.07%	0.07%	0.07%
Operating expenses after expenses reimbursed and/or recouped by Manager(5)(6)	0.12%	0.17%	0.17%	0.17%	0.17%	0.18%	0.17%	0.17%	0.17%
Performance Participation Allocation(5)	0.94%	1.45%	1.49%	1.11%	1.09%	1.16%	—%	—%	—%
Total operating expenses(5)(7)(8)	1.06%	1.62%	1.66%	1.28%	1.26%	1.34%	0.17%	0.17%	0.17%
Net investment (loss) income(5)	(0.87)%	(1.34)%	(1.38)%	(1.02)%	(1.00)%	(1.06)%	0.09%	0.09%	0.09%
Total GAAP return attributed to Shares based on net asset value(9)	1.95%	5.67%	4.98%	5.06%	5.09%	4.94%	6.21%	6.21%	6.21%

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the three months ended March 31, 2024:

	Class I Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares		Class H Shares
Per share data attributed to shares(1)
Net asset value per share at beginning of period (January 1, 2024)	$25.88	$—	$25.87	$24.08	$26.02	$26.02		$26.02
Consideration from the issuance of shares, net	—	26.00	—	0.83	—	—		—
Transfers in	—	—	—	—	—	—		—
Transfers out	—	—	—	—	—	—		—
Accrued shareholder servicing fees and distribution fees(2)	—	(0.54)	—	(0.92)	—	—		—
Net investment income(2)	0.03	0.03	0.02	0.05	0.04	0.04		0.04
Net realized gain (loss) and change in unrealized appreciation (depreciation)(2)	0.24	0.07	0.23	0.22	0.26	0.26		0.26
Net increase (decrease) in net assets attributed to shareholders	$0.27	$(0.44)	$0.25	$0.18	$0.30	$0.30		$0.30
Net asset value per share at the end of period (March 31, 2024)	$26.15	$25.56	$26.12	$24.26	$26.32	$26.32		$26.32
Net assets at end of period (March 31, 2024)	10	10,292	248,196	964,490	98	1		1
Shares outstanding at end of period (March 31, 2024)	386	402,685	9,502,499	39,756,187	3,710	40		40
Weighted average shares outstanding at end of period (March 31, 2024)	386	400,641	7,622,403	33,117,870	3,710	40		40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value(4):
Operating expenses before Performance Participation Allocation(5)	0.18%	0.12%	0.18%	0.19%	0.18%	0.18%	.	0.18%
Operating expenses before expenses reimbursed by Manager(5)(7)	0.48%	0.27%	0.50%	0.38%	0.40%	0.40%		0.40%
Operating expenses after expenses reimbursed by Manager(5)(7)	0.26%	0.15%	0.29%	0.16%	0.18%	0.18%		0.18%
Operating expenses after Performance Participation Allocation(5)(8)	0.26%	0.15%	0.29%	0.16%	0.18%	0.18%		0.18%
Net investment income (loss)(5)	0.12%	0.13%	0.08%	0.22%	0.17%	0.17%		0.17%
Total GAAP return attributed to Shares based on net asset value(5)(9)	1.06%	(1.70)%	0.92%	0.82%	1.11%	1.11%		1.11%

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
(9) The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Participation Allocation as described in Note 5. Related Party Transactions. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s Shares. The Company did not declare or pay any distributions during the three months ended March 31, 2025 and 2024.

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

For the three months ended March 31, 2025 and 2024, the effective tax rates were 7.5% and 10.4%, respectively. For both the three months ended March 31, 2025 and 2024, the primary items giving rise to the difference between the 0.0% federal statutory rate applicable to partnerships and the effective tax rate is due to U.S. federal, state and local taxes on income from the Company’s subsidiaries that are treated as corporations for U.S. federal, state or local purposes.

12. Segment Reporting

The Company operates through a single operating and reporting segment with a principal objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation through Joint Ventures. The Company’s Co-CEOs act as the Company’s chief operating decision maker (the “CODM”) and are responsible for assessing performance and allocating resources with respect to the Company. The CODM has concluded that the Company operates as a single operating segment because the Company has a single investment strategy, as disclosed in Company’s PPM, against which the CODM assesses the Company’s performance. In addition to other metrics, the CODM uses net increase (decrease) in net assets resulting from operations as a key metric to assess the Company’s performance. As the Company’s investment operations comprise a single reporting segment, the segment assets are the same assets that are reported in the Consolidated Statements of Assets and Liabilities, and significant segment expenses are the same as those listed on the Consolidated Statements of Operations.

13. Subsequent Events
Unregistered Sales of Equity Securities

On April 1, 2025, the Company sold the following Investor Shares of the Company (with the final number of shares determined on April 18, 2025) to investors for cash:

Class	Number of Shares Sold	Net Consideration
Class U Shares	6,753,438	$205,560
Class I Shares	3,869,394	118,657
Class D Shares	946,050	28,862
Class S Shares	4,257	130
		$353,209

Revolving Credit Agreement

On April 4, 2025, the credit available to the Borrowers under the Credit Agreement was increased by $150,000 to an aggregate principal amount of $350,000 pursuant to a Facility Increase Request (as defined in the Credit Agreement) made by the Borrowers. The Credit Agreement continues to include an uncommitted accordion feature that allows the Borrowers to increase the commitment to up to $1,500,000 in the aggregate. On April 4, 2025, the Company remitted $750 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Credit Agreement.

Except as described above, the material terms of the Credit Agreement remain unchanged.

Line of Credit

On May 9, 2025, the Line of Credit Lender agreed to extend the Line of Credit an additional six months through December 20, 2025, subject to additional six-month extension options.

Except as described above, the material terms of the Line of Credit remain unchanged.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
We conduct a continuous private offering of our Shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”), including under Regulation D and Regulation S. As of March 31, 2025, we offer four classes of investor shares: Class S Shares, Class D Shares, Class U Shares and Class I Shares. As of January 2, 2025, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, with the Class S Shares, Class D Shares, Class U Shares and Class I Shares, the “Investor Shares” and, together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) were no longer available for purchase. We may offer additional classes of Investor Shares in the future.

Recent Developments

Portfolio Company Activity

During the three months ended March 31, 2025, the Company acquired indirect interests in the following new portfolio companies:

Portfolio Company	Description
XOi Technologies Inc	XOi Technologies Inc is a leading U.S.-based provider of jobsite-focused technology solutions for field service professionals, original equipment manufacturers, and distributors in the mechanical, electrical, and plumbing and commercial kitchen end-markets and is based in Nashville, Tennessee.
Maverix Medical, LLC	Maverix Medical, LLC is a U.S.-based platform focused on developing and acquiring diagnostic tools and technologies for lung cancer and is based in Menlo Park, California.
The Citation Group	The Citation Group is a leading provider of compliance services to approximately 110,000 customers across the UK, Australia, and Canada and is based in Wilmslow, Manchester, United Kingdom.
Arnott’s Ltd.	Arnott’s Ltd. is a high-quality portfolio of snack and meal brands comprising the market leading Australian biscuit brand Arnott’s and Campbell Soup brands in the Asia Pacific region and is based in Sydney, Australia.
Axel Springer SE	Axel Springer SE is a European digital publisher owning brands in Digital Classifieds and Digital Content and is based in Berlin, Germany.
The ERM Group Inc	The ERM Group, Inc. is a global pure-play environmental, health and safety consultancy offering a broad range of services to blue chip corporate clients and is based in London, United Kingdom.
Exact Software Nederland BV	Exact Software Nederland BV is a market-leading provider of business application software (ERP, accounting, tax, payroll) for micros enterprises and SMEs in Benelux and is based in Delft, Netherlands.
Roompot Holding BV	Roompot Holding B.V. is a provider of holiday parks in Western Europe and is based in Goes, Netherlands.
Teaching Strategies LLC	Teaching Strategies, LLC is a provider of curriculum, assessment and family engagement tools to the Early Childhood Education market and is based in Bethesda, Maryland.

In addition, during the same period, the Company acquired additional interests in 16 existing portfolio companies as part of a strategic acquisition from an investment vehicle that is managed by an affiliate of the Manager and completed add-on transactions in four existing portfolio companies, Fuji Soft Inc., Cotiviti, Inc., Immedica Pharma and Blue Sprig Pediatrics, Inc.

The charts below present the diversification of our portfolio companies by strategy, sector and geography as of March 31, 2025, based upon the fair value of the portfolio companies. Percentages reflect a pro forma presentation of the Company’s investments as of March 31, 2025, inclusive of any transactions which were consummated after such date but funded by the Company on or before March 31, 2025.

STRATEGY	SECTOR

GEOGRAPHY

The chart below presents the Company’s ten largest investments, based upon estimated fair value, as of March 31, 2025:

Portfolio Company	Sector	Country
Cotiviti, Inc.	Health Care	United States
Omnissa, LLC (f/k/a VMware End User Computing)	Information Technology	United States
Söderberg & Partners Asset Management SA	Financials	Sweden
Fuji Soft Inc.	Information Technology	Japan
BMC Software	Information Technology	United States
USI Insurance Services LLC	Financials	United States
FGS Global Inc	Industrials	United States
CIRCOR International, Inc.	Industrials	United States
PetVet Care Centers, LLC	Health Care	United States
Instructure Inc.	Information Technology	United States

During April 2025, the Company acquired indirect interests in the following new portfolio company and acquired additional indirect interests in the Digital Classifieds and Digital Content businesses of Axel Springer SE as part of a reorganization of Axel Springer SE and additional indirect interests in the Citation Group as part of an add-on transaction:

Portfolio Company	Description
SmaXtec Inc.	SmaXtec Inc. is a software company that provides a health monitoring system for dairy cows and is based in Graz, Austria.

Business Environment

Beginning in March 2025 and continuing through the date of the filing of this Quarterly Report on Form 10-Q, the United States and countries around the world have experienced elevated levels of market volatility and uncertainty driven principally by geopolitical and global trade concerns, including, in particular, the announcements of the imposition of tariffs by the United States on certain of its trading partners in April 2025 and certain retaliation by such trade partners. This volatility and uncertainty add to the various risks and uncertainties in the business environment in which we operate and may have various impacts, including on the valuations of certain of our portfolio companies, the pace and volume of our deployments and realizations, and our fundraising activities.

Revolving Credit Agreement

On April 4, 2025, the credit available to the Borrowers under the Credit Agreement (each as defined in “Note 6. Credit Facility” to our consolidated financial statements found elsewhere in this Quarterly Report on Form 10-Q) was increased $150,000 to an aggregate principal amount of $350,000 pursuant to a Facility Increase Request (as defined in the Agreement) made by the Borrowers. The Credit Agreement continues to include an uncommitted accordion feature that allows the Borrowers to increase the commitment to up to $1,500,000 in the aggregate. On April 4, 2025, the Company remitted $750 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Credit Agreement.

Except as described above, the material terms of the Credit Agreement remain unchanged.

Line of Credit

On May 9, 2025, the Line of Credit Lender agreed to extend the Line of Credit (each as defined in “Note 5. Related Party Transactions” to our consolidated financial statements found elsewhere in this Quarterly Report on Form 10-Q) an additional six months through December 20, 2025, subject to additional six-month extension options.

Except as described above, the material terms of the Line of Credit remain unchanged.

Operating Results Highlights

During the three months ended March 31, 2025, we raised aggregate subscription proceeds of $1,206,967 related to Investor Shares. These subscription proceeds were used, in part, to acquire our interests in nine portfolio companies as well as add-on transactions in existing portfolio companies totaling $681,559 during the three months ended March 31, 2025.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns(1)	Class D Shares	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares
Share class inception date	February 1, 2025	September 1, 2023	June 1, 2024	February 1, 2024	August 1, 2023	August 1, 2023
Three months ended March 31, 2025	4.34%	5.97%	5.70%	5.88%	5.95%	5.72%
Inception to date annualized March 31, 2025	Not applicable	12.51%	Not applicable	14.77%	12.94%	11.93%
(1) “Inception to date annualized” for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company did not declare or pay any distributions from inception through March 31, 2025. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

Results of Operations

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire portfolio companies with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

The following table presents our comparative results of operations (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Investment income
Dividend income	$14,186	$3,851	$10,335
Total investment income	14,186	3,851	10,335

Operating expenses
Performance participation allocation	60,017	—	60,017
Management fee expense	13,807	2,653	11,154
Professional fees	2,488	2,170	318
General and administration expenses	1,963	1,417	546
Deferred offering costs amortization	—	349	(349)
Directors’ fees and expenses	156	154	2
Interest expense	817	14	803
Total operating expenses	79,248	6,757	72,491
Less: Management fee and expense credits	(13,807)	(2,653)	(11,154)
Less: Expenses reimbursed by Manager	—	(2,211)	2,211
Add: Expenses recouped by Manager	3,848	—	3,848
Less: Interest expense waived by Line of Credit Lender	—	(14)	14
Net operating expenses	69,289	1,879	67,410
Net investment (loss) income	(55,103)	1,972	(57,075)

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on:
Foreign currency	897	(54)	951
Foreign currency forward contracts	—	268	(268)
Total net realized gain	897	214	683

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on:
Investments	334,293	10,979	323,314
Foreign currency translation	55,164	(2,442)	57,606
Foreign currency forward contracts	(30,967)	1,729	(32,696)
Foreign currency	24	—	24
Total net change in unrealized appreciation before income taxes	358,514	10,266	348,248
Provision for income taxes	22,930	1,301	21,629
Total net change in unrealized appreciation after income taxes	335,584	8,965	326,619

Net increase in net assets resulting from operations	$281,378	$11,151	$270,227
A discussion of the results of operations for the three months ended March 31, 2025 and 2024, is as follows:

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

For the three months ended March 31, 2025 as compared to the comparable period in 2024, dividend income increased by $10,335, driven by an increase in income from money market funds.

Expenses

For the three months ended March 31, 2025 as compared to the same period in 2024, total operating expenses increased by $72,491, primarily resulting from an increase in performance participation allocation (“Performance Participation Allocation”) and gross management fees (“Management Fee”) pursuant to the management agreement entered into between the Company and the Manager, (as amended and restated, the “Management Agreement”) earned by the Manager. Management fees were fully offset for both the three months ended March 31, 2025 and 2024.

For the three months ended March 31, 2024, the Manager agreed to reimburse expenses of $2,211 incurred by the Company pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a three-year period. No such expenses were agreed to be reimbursed by the Manager pursuant to the Expense Limitation Agreement for the three months ended March 31, 2025.

For the three months ended March 31, 2025, the Manager recouped expenses of $3,848 incurred by the Company, pursuant to the Expense Limitation Agreement. No such expenses were recouped during the three months ended March 31, 2024.

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

For the three months ended March 31, 2025 and 2024, we recorded a net realized gain of $897 and net realized loss of $54 related to the settlement of cash denominated in a foreign currency.

We recorded a net change in unrealized appreciation before income taxes of $358,514 for the three months ended March 31, 2025, comprised of unrealized appreciation on investments related to the change in value of portfolio companies of $334,293, unrealized appreciation on foreign currency translation related to the change in value based upon changes in foreign currency exchange rates of $55,164, and unrealized depreciation on foreign currency forward contracts of $30,967.

We recorded a net change in unrealized appreciation before income taxes of $10,266 for the three months ended March 31, 2024, comprised of $10,979 of unrealized appreciation on investments related to the change in value of portfolio companies, $2,442 of unrealized depreciation on foreign currency translation related to the change in value based upon changes in foreign currency exchange rates, and $1,729 of unrealized appreciation on foreign currency forward contracts.

Provision for Income Taxes

The Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level, resulting in a provision for income taxes. For the three months ended March 31, 2025 as compared to the comparable period in 2024, provision for income taxes increased by $21,629 as a result of the increase in unrealized appreciation related to the change in value of portfolio companies for investments that are subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level. For the three months ended March 31, 2025 and 2024, the effective tax rates were 7.5% and 10.4%, respectively.

Changes in Net Assets from Operations

For the three months ended March 31, 2025 as compared to the comparable period in 2024, net increase in net assets resulting from operations increased by $270,227, primarily resulting from a net increase in unrealized appreciation on investments, foreign currency translation and foreign currency forward contracts after provision for income taxes, partially offset by an increase in Performance Participation Allocation.

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

Transactional Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our Transactional Net Asset Value is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of our Transactional Net Asset Value as of March 31, 2025 ($ in thousands, except shares):

Components of Transactional Net Asset Value	March 31, 2025
Investments at fair value (cost of $4,267,419)	$4,991,218
Cash and cash equivalents	1,125,717
Other assets	22,543
Other liabilities	(32,166)
Accrued performance participation allocation	(60,013)
Accrued shareholder servicing fees and distribution fees (1)	(4,795)
Management fee payable	—
Transactional Net Asset Value	$6,042,504
Number of outstanding shares	198,945,040

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

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of March 31, 2025 ($ in thousands, except shares and per share data):

Transactional Net Asset Value Per Share	Class D Shares	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total
Transactional Net Asset Value	$62,405	$223,064	$379,409	$348,202	$1,835,519	$3,134,556	$59,347	$1	$1	$6,042,504
Number of outstanding shares	2,045,529	7,274,057	12,465,041	11,413,524	59,949,474	103,927,015	1,870,320	40	40	198,945,040
Transactional Net Asset Value per Share as of March 31, 2025	$30.51	$30.67	$30.44	$30.51	$30.62	$30.16	$31.73	$31.73	$31.73

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Statements of Assets and Liabilities to our Transactional Net Asset Value:

March 31, 2025
GAAP Net Asset Value	$5,769,472
Adjustment:
Accrued shareholder servicing fees and distribution fees(1)	227,219
Deferred tax liabilities of certain taxable subsidiaries(2)	45,813
Transactional Net Asset Value	$6,042,504

(1) Represents an adjustment to reflect shareholder servicing fees and distribution fees related to Class D, Class U, Class R-D and Class R-U shares sold as they are accrued on a monthly basis.

(2) Represents an adjustment to exclude tax liabilities of certain taxable subsidiaries through which the Company holds portfolio companies that are contingent upon the expected manner of the divestment of the associated underlying portfolio company and are not reasonably expected to be recognized by the Company.

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for portfolio companies that are valued at fair value as of March 31, 2025:

Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	8.6%	5.0% - 15.0%
	Weight Ascribed to Market Comparables	39.9%	0.0% - 66.7%
	Weight Ascribed to Discounted Cash Flow	42.0%	0.0% - 75.0%
	Weight Ascribed to Transaction Price/Other	18.1%	0.0% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.7x	8.4x - 24.4x
	Enterprise Value / Forward Revenues Multiple	7.0x	2.4x - 9.4x

Discounted Cash Flow	Weighted Average Cost of Capital	10.9%	6.1% - 19.1%
	Enterprise Value / LTM EBITDA Exit Multiple	13.4x	8.5x - 23.0x

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

Input	Hypothetical Change	Portfolio Company Values
Weighted Average Cost of Capital	0.25% decrease	+0.91%
	0.25% increase	-0.87%

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

As of March 31, 2025 and December 31, 2024, the fair value of our foreign currency forward contracts was a net liability of $648 and a net asset of $30,319, respectively. As of March 31, 2025 and December 31, 2024, we recorded unrealized appreciation on foreign currency forward contracts of $11,332 and $30,319, respectively, as an asset in the Consolidated Statements of Assets and Liabilities and unrealized depreciation on foreign currency forward contracts of $11,980 and $0, respectively, as a liability in the Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2025, we recorded a change in net unrealized depreciation on foreign currency forward contracts of $30,967 in the Consolidated Statements of Operations.

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
During the three months ended March 31, 2025, we redeemed 10,162 shares and 37,255 shares of Class R-I Shares and Class R-U Shares, respectively, pursuant to our redemption plan, at an average price per share of $28.90 and $28.59, respectively. The Company did not repurchase any Shares under the share repurchase plan during the three months ended March 31, 2024.

Liquidity and Capital Resources
As of March 31, 2025, the Company had $1,125,717 in cash and cash equivalents. Our current cash and cash equivalents balance is generally reflective of the cash necessary to fund normal operations.

In addition, the Borrowers have entered into the Credit Agreement, under which the Borrowers have available borrowings in an aggregate principal amount of up to $350,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $1,500,000 in the aggregate. The obligations of the Borrowers and guarantors under the Credit Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Credit Agreement matures on December 23, 2027, unless there is an earlier termination or an acceleration following an event of default. As of March 31, 2025, the Borrowers did not have an outstanding balance under the Credit Agreement.

On December 20, 2023, certain wholly-owned subsidiaries of the Company entered into the Line of Credit (as amended on March 21, 2024) to provide for up to a maximum aggregate principal amount of $300,000 with KKR Alternative Assets LLC, an affiliate of the Company. As of March 31, 2025, the Line of Credit Borrowers did not have an outstanding balance under the Line of Credit.

We expect to generate cash primarily from the net proceeds from our continuous Private Offering, cash flows from our operations, the Line of Credit (as defined in “Note 5. Related Party Transactions” to our consolidated financial statements found elsewhere in this Quarterly Report on Form 10-Q), the Credit Agreement, any other financing arrangements we have entered into and may enter into in the future and any future offerings of our equity or debt securities. We believe that cash provided by such means will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future.

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
Cash Flows

Cash used in operating activities

Net cash flow used in operating activities was $676,508 for the three months ended March 31, 2025 and is primarily the result of funding the acquisitions of portfolio companies.

Cash provided by financing activities

Net cash flow provided by financing activities was $1,200,695 for the three months ended March 31, 2025, which primarily reflects the proceeds from the sale of Shares pursuant to our Private Offering.
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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgements and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder servicing fees and distribution fees entail uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of March 31, 2025 and December 31, 2024, the Company has accrued $232,014 and $176,891, respectively, of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class R-U Shares, Class R-D Shares, Class D and Class U Shares sold.

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended March 31, 2025 that are expected to have a material impact on our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.
Contractual Obligations
See “Note 9. Commitments and Contingencies,” to our consolidated financial statements in this Quarterly Report on Form 10-Q for any contractual obligations and commitments with payments due subsequent to March 31, 2025.

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

Changes in Fair Value

All of our portfolio companies as of March 31, 2025 are reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on portfolio companies held as of March 31, 2025, we estimate that an immediate 10% decrease in the fair value of portfolio companies generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of the portfolio companies as of March 31, 2025, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III portfolio companies would result in a decline in net increase in net assets resulting from operations of $485,556, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our portfolio companies were denominated as of March 31, 2025 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $35,414, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our fixed income investments to increase. As of March 31, 2025, we had no indebtedness.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.
Item 1A.    Risk Factors
For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, the Company repurchased Shares in the following amounts:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 to January 31, 2025	—	—	—	—
February 1, 2025 to February 28, 2025	43,660	$28.62	43,660	—
March 1, 2025 to March 31, 2025	3,757	29.16	3,757	—
Total	47,417	—	47,417	—

(1) The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares, Class R-I Shares or Class F Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV attributable to such classes of Shares per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). See “Part I, Item 1. “Business–Share Repurchases” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for more information regarding the Company’s share repurchase plan.

Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Not applicable.
Item 6.    Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Certificate of Formation, dated December 6, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on April 14, 2023)

3.2	Sixth Amended and Restated Limited Liability Company Agreement, between KKR DAV Manager LLC and the Members, dated as of December 4, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2024)

31.1	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR PRIVATE EQUITY CONGLOMERATE LLC

/s/ Elizabeth Van Aken
Date:	May 14, 2025	Elizabeth Van Aken
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)