Form 10-Q
period 2025-06-30
KKR Private Equity Conglomerate LLC
filed 2025-08-13
CIK 1957845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 6, 2025, the registrant had 4,204,747 Class D Shares, 24,158,861 Class I Shares, 71,770 Class S Shares, 34,252,632 Class U Shares, 11,273,752 Class R-D Shares, 60,143,617 Class R-I Shares, 103,419,320 Class R-U Shares, 1,879,605 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding. The number of Shares outstanding excludes August 1, 2025 subscriptions since the issuance price is not yet finalized as of the date of this filing.

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

Part I.    Financial Information
Item 1.    Financial Statements
KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	June 30, 2025	December 31, 2024
Assets
Investments at fair value (cost of $4,871,168 and $3,585,860, respectively)	$5,819,442	$3,918,519
Cash and cash equivalents	1,448,511	601,529
Foreign currencies at fair value (cost of $186 and $1, respectively)	193	1
Prepaids and other assets	—	240
Dividends receivable	5,365	2,366
Unrealized appreciation on foreign currency forward contracts	1,622	30,319
Due from Manager	912	—
Deferred financing costs, net	7,394	5,009
Total assets	7,283,439	4,557,983

Liabilities
Accrued performance participation allocation	89,432	—
Accrued shareholder servicing fees and distribution fees	257,517	176,891
Directors’ fees and expenses payable	151	151
Other accrued expenses and liabilities	7,272	5,153
Deferred income taxes	44,115	21,200
Unrealized depreciation on foreign currency forward contracts	76,172	—
Due to Manager	17,754	11,203
Total liabilities	492,413	214,598

Commitments and contingencies (Note 9)

Net assets	$6,791,026	$4,343,385

Net assets are comprised of
Class D Shares, 3,737,299 and 0 shares authorized, issued and outstanding, respectively	$114,349	$—
Class I Shares, 18,061,719 and 31,054 shares authorized, issued and outstanding, respectively	566,862	899
Class S Shares, 61,075 and 0 shares authorized, issued, and outstanding, respectively	1,775	—
Class U Shares, 29,074,572 and 137,406 shares authorized, issued and outstanding, respectively	844,897	3,701
Class R-D Shares, 11,273,752 and 10,419,393 shares authorized, issued and outstanding, respectively	343,171	294,461
Class R-I Shares, 60,181,078 and 51,968,235 shares authorized, issued and outstanding, respectively	1,873,052	1,501,848
Class R-U Shares, 103,636,470 and 93,038,669 shares authorized, issued and outstanding, respectively	2,986,153	2,487,178
Class F Shares, 1,875,777 and 1,865,972 shares authorized, issued and outstanding, respectively	60,765	55,296
Class G Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Class H Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Net assets	$6,791,026	$4,343,385
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income
Dividend income	$21,569	$12,837	$35,755	$16,688
Total investment income	21,569	12,837	35,755	16,688

Operating expenses
Performance participation allocation	29,468	21,490	89,485	21,490
Management fee expense	17,586	5,968	31,393	8,621
Professional fees	2,657	2,858	5,145	5,028
General and administration expenses	2,371	1,497	4,334	2,914
Directors’ fees and expenses	152	152	308	306
Interest expense	1,350	—	2,167	14
Deferred offering costs amortization	—	349	—	698
Total operating expenses	53,584	32,314	132,832	39,071
Less: Management fee and expense credits	(18,498)	(7,342)	(32,305)	(9,995)
Less: Expenses reimbursed by Manager	—	(959)	—	(3,170)
Add: Expenses recouped by Manager	5,112	—	8,960	—
Less: Interest expense waived by Line of Credit Lender	—	—	—	(14)
Net operating expenses	40,198	24,013	109,487	25,892
Net investment loss	(18,629)	(11,176)	(73,732)	(9,204)

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on:
Investments	32,761	—	32,761	—
Foreign currency	2,144	—	3,041	(54)
Foreign currency forward contracts	(138)	2,874	(138)	3,142
Total net realized gain	34,767	2,874	35,664	3,088

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on:
Investments	113,595	119,550	447,888	130,529
Foreign currency translation	112,563	(2,584)	167,727	(5,026)
Foreign currency forward contracts	(73,902)	(601)	(104,869)	1,128
Foreign currency	(17)	—	7	—
Total net change in unrealized appreciation before income taxes	152,239	116,365	510,753	126,631
(Benefit from) provision for income taxes	(15)	1,333	22,915	2,634
Total net change in unrealized appreciation after income taxes	152,254	115,032	487,838	123,997

Net increase in net assets resulting from operations	$168,392	$106,730	$449,770	$117,881
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(Amounts in Thousands)

	Class D Shares	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at March 31, 2025	$60,969	$222,409	$—	$352,354	$338,835	$1,820,577	$2,915,460	$58,866	$1	$1	$5,769,472
Consideration from the issuance of shares	52,345	330,328	1,863	506,556	—	(80)	—	174	—	—	891,186
Repurchase of shares	—	—	—	(103)	—	(621)	(4,550)	—	—	—	(5,274)
Early repurchase fee	3	13	—	21	11	55	93	1	—	—	197
Transfers in	—	1,333	—	—	—	7,802	—	—	—	—	9,135
Transfers out	(658)	—	—	—	(4,257)	—	(4,220)	—	—	—	(9,135)
Net increase (decrease) in net assets resulting from capital activity	51,690	331,674	1,863	506,474	(4,246)	7,156	(8,677)	175	—	—	886,109
Net investment income (loss)	(314)	(1,536)	(5)	(2,444)	(936)	(5,024)	(8,467)	97	—	—	(18,629)
Net realized gain	497	1,871	1	3,194	1,890	9,973	17,018	323	—	—	34,767
Net change in unrealized appreciation	2,540	12,444	44	19,772	7,495	40,370	68,285	1,304	—	—	152,254
Net increase in net assets resulting from investment operations	2,723	12,779	40	20,522	8,449	45,319	76,836	1,724	—	—	168,392
Accrued shareholder servicing fees and distribution fees	(1,033)	—	(128)	(34,453)	133	—	2,534	—	—	—	(32,947)
Balance at June 30, 2025	$114,349	$566,862	$1,775	$844,897	$343,171	$1,873,052	$2,986,153	$60,765	$1	$1	$6,791,026

Balance at December 31, 2024	$—	$899	$—	$3,701	$294,461	$1,501,848	$2,487,178	$55,296	$1	$1	$4,343,385
Consideration from the issuance of shares	112,434	543,968	1,863	868,229	28,645	229,075	313,765	303	—	—	2,098,282
Repurchase of shares	—	—	—	(103)	—	(915)	(5,615)	—	—	—	(6,633)
Early repurchase fee	3	14	—	23	14	74	126	2	—	—	256
Transfers in	—	1,609	—	—	—	9,626	—	—	—	—	11,235
Transfers out	(658)	—	—	—	(4,257)	—	(6,320)	—	—	—	(11,235)
Net increase in net assets resulting from capital activity	111,779	545,591	1,863	868,149	24,402	237,860	301,956	305	—	—	2,091,905
Net investment income (loss)	(695)	(2,885)	(5)	(4,759)	(4,288)	(22,594)	(38,653)	147	—	—	(73,732)
Net realized gain	500	1,879	1	3,210	1,946	10,269	17,526	333	—	—	35,664
Net change in unrealized appreciation	5,071	21,378	44	35,099	27,484	145,669	248,409	4,684	—	—	487,838
Net increase in net assets resulting from investment operations	4,876	20,372	40	33,550	25,142	133,344	227,282	5,164	—	—	449,770
Accrued shareholder servicing fees and distribution fees	(2,306)	—	(128)	(60,503)	(834)	—	(30,263)	—	—	—	(94,034)
Balance at June 30, 2025	$114,349	$566,862	$1,775	$844,897	$343,171	$1,873,052	$2,986,153	$60,765	$1	$1	$6,791,026

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED) (Continued)
(Amounts in Thousands)

	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at March 31, 2024	$10	$—	$10,292	$248,196	$964,490	$98	$1	$1	$1,223,088
Consideration from the issuance of shares	329	2,975	63,068	622,616	637,051	52	—	—	1,326,091
Repurchase of shares	—	—	—	(75)	(281)	—	—	—	(356)
Early repurchase fee	—	—	—	6	11	—	—	—	17
Transfers in	—	—	—	1,589	—	—	—	—	1,589
Transfers out	(14)	—	(101)	—	(1,474)	—	—	—	(1,589)
Accrued shareholder servicing fees and distribution fees	—	(203)	(1,285)	—	(44,542)	—	—	—	(46,030)
Net investment (loss) income	(1)	(7)	(253)	(3,394)	(7,522)	1	—	—	(11,176)
Net realized gain	—	4	81	960	1,829	—	—	—	2,874
Net change in unrealized appreciation	10	56	2,989	39,499	72,472	6	—	—	$115,032
Balance at June 30, 2024	$334	$2,825	$74,791	$909,397	$1,622,034	$157	$1	$1	$2,609,540

Balance at December 31, 2023	$1,804	$—	$—	$115,196	$550,983	$51	$1	$1	$668,036
Consideration from the issuance of shares	339	2,975	73,587	750,695	1,072,964	97	—	—	1,900,657
Repurchase of shares	—	—	—	(75)	(281)	—	—	—	(356)
Early repurchase fee	—	—	—	6	11	—	—	—	17
Transfers in	—	—	—	4,691	—	—	—	—	4,691
Transfers out	(1,818)	—	(151)	—	(2,722)	—	—	—	(4,691)
Accrued shareholder servicing fees and distribution fees	—	(203)	(1,501)	—	(74,991)	—	—	—	(76,695)
Net investment (loss) income	(1)	(7)	(239)	(3,243)	(5,715)	1	—	—	(9,204)
Net realized gain	—	4	83	1,002	1,999	—	—	—	3,088
Net change in unrealized appreciation	10	56	3,012	41,125	79,786	8	—	—	$123,997
Balance at June 30, 2024	$334	$2,825	$74,791	$909,397	$1,622,034	$157	$1	$1	$2,609,540

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net increase in net assets from operations	$449,770	$117,881
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(447,888)	(130,529)
Net change in unrealized (appreciation) depreciation on foreign currency	(7)	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	(167,727)	5,026
Net change in unrealized depreciation (appreciation) on foreign currency forward contracts	104,869	(1,128)
Realized gain on investments	(32,761)	—
Deferred financing cost amortization	1,200	—
Deferred offering costs amortization	—	698
Class F Shares issued as payment of directors’ fees and expenses	250	97
Class F Shares issued as payment of performance participation allocation	53	—
Acquisition of portfolio companies	(1,316,913)	(1,605,230)
Proceeds from disposal of interest in portfolio companies	64,366	—
Changes in operating assets and liabilities:
Change in accrued performance participation allocation	89,432	21,488
Change in deferred income taxes	22,915	2,634
Change in prepaids and other assets	240	243
Change in due from Manager	(912)	11,119
Change in dividends receivable	(2,999)	(3,677)
Change in other accrued expenses and liabilities	2,119	2,490
Change in directors’ fees and expenses payable	—	14
Change in due to Manager	3,870	(7,700)
Net cash used in operating activities	(1,230,123)	(1,586,574)
Financing activities
Proceeds from issuance of shares	2,097,979	1,900,560
Repayment of Line of Credit	—	(19,200)
Payment of offering costs	—	(1,397)
Payments of shareholder servicing fees and distribution fees	(10,726)	(1,922)
Payment of deferred financing costs	(3,586)	—
Repurchase of shares, net of early repurchase fee	(6,377)	(339)
Net cash provided by financing activities	2,077,290	1,877,702
Effect of exchange rate changes on cash and cash equivalents and foreign currencies at fair value	7	—
Net increase in cash and cash equivalents and foreign currencies at fair value	847,174	291,128
Cash and cash equivalents and foreign currencies at fair value, beginning of period	601,530	18,007
Cash and cash equivalents and foreign currencies at fair value, end of period	$1,448,704	309,135

	Six Months Ended June 30,
	2025	2024
Supplemental Disclosure of Non-Cash Financing Activities
Change in shareholder servicing fees and distribution fees payable	$94,034	$76,695

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (UNAUDITED)
(Amounts in Thousands)

Issuer	Asset	Industry	Geography(1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Information Technology - 31.0%
Other investments in portfolio companies(2)		Information Technology	(4)	Level III	Various	N/A	N/A	1,261,532	18.6%
Omnissa	Equity interest held through KKR Modena Aggregator L.P.	Information Technology	Americas	Level III	USD	N/A	N/A	448,000	6.6%
Exact Software Nederland BV	Equity interest held through KKR Precise Aggregator L.P.	Information Technology	EMEA	Level III	EUR	N/A	N/A	391,963	5.8%
Health Care - 20.8%
Cotiviti Holdings, Inc.	Equity interest held through KKR Compass Aggregator L.P.	Health Care	Americas	Level III	USD	N/A	N/A	693,260	10.2%
Other investments in portfolio companies(2)		Health Care	(5)	Level III	Various	N/A	N/A	496,047	7.3%
N/A(3)	Equity interest held through KKR Evergreen Aggregator L.P.	Health Care	EMEA	N/A	USD	N/A	N/A	206,737	3.0%
Other investment in portfolio company		Health Care	Asia Pacific	Level I	INR	N/A	N/A	19,419	0.3%
Financials - 10.4%
Other investments in portfolio companies(2)		Financials	(6)	Level III	Various	N/A	N/A	705,981	10.4%
Industrials - 8.6%
Other investment in portfolio companies(2)		Industrials	(7)	Level III	Various	N/A	N/A	586,067	8.6%
Consumer Discretionary - 7.2%
Other investments in portfolio companies(2)		Consumer Discretionary	(8)	Level III	Various	N/A	N/A	491,045	7.2%
Communication Services - 5.6%
Other investments in portfolio companies(2)		Communication Services	(9)	Level III	Various	N/A	N/A	380,570	5.6%
Consumer Staples - 1.6%
Other investments in portfolio companies(2)		Consumer Staples	(10)	Level III	Various	N/A	N/A	105,381	1.6%
Materials - 0.5%
Other investment in portfolio company		Materials	Americas	Level III	USD	N/A	N/A	33,440	0.5%
Total Portfolio Companies (cost of $4,871,168)								$5,819,442	85.7%

Foreign Currency Forward Contracts

Barclays Bank	Sell CNH/USD	N/A	N/A	Level II	CNH	10/9/2025	140,000	$686	—%
Nomura	Sell JPY/USD	N/A	N/A	Level II	JPY	10/7/2025	2,470,000	572	—%
Goldman, Sachs & Co.	Sell AUD/USD	N/A	N/A	Level II	AUD	10/7/2025	11,300	316	—%
Nomura	Sell AUD/USD	N/A	N/A	Level II	AUD	10/7/2025	1,000	28	—%
Goldman, Sachs & Co.	Sell INR/USD	N/A	N/A	Level II	INR	8/29/2025	799,800	20	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	290	(12)	—%
Nomura	Sell INR/USD	N/A	N/A	Level II	INR	10/7/2025	736,300	(18)	—%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	10/7/2025	400	(19)	—%
Nomura	Sell CNH/USD	N/A	N/A	Level II	CNH	10/9/2025	38,100	(45)	—%
Nomura	Sell JPY/USD	N/A	N/A	Level II	JPY	10/7/2025	581,000	(101)	—%
Royal Bank of Canada	Sell AUD/USD	N/A	N/A	Level II	AUD	10/7/2025	12,200	(177)	—%
Royal Bank of Canada	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	9,300	(182)	—%
Nomura	Sell SEK/USD	N/A	N/A	Level II	SEK	10/7/2025	94,000	(492)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	9,700	(875)	—%
Barclays Bank	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	17,200	(919)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	13,000	(1,096)	—%
Nomura	Sell SEK/USD	N/A	N/A	Level II	SEK	10/7/2025	95,000	(1,144)	—%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	10/7/2025	14,800	(1,619)	—%
Royal Bank of Canada	Sell SEK/USD	N/A	N/A	Level II	SEK	10/7/2025	192,000	(1,934)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	27,000	(2,087)	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	36,500	(2,201)	—%
Barclays Bank	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	36,500	(2,219)	—%
Nomura	Sell AUD/USD	N/A	N/A	Level II	AUD	10/7/2025	68,400	(2,231)	—%
Goldman, Sachs & Co.	Sell JPY/USD	N/A	N/A	Level II	JPY	10/7/2025	9,800,000	(2,329)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	61,400	(3,172)	(0.1)%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	66,391	(3,518)	(0.1)%
Goldman, Sachs & Co.	Sell JPY/USD	N/A	N/A	Level II	JPY	10/7/2025	23,020,000	(3,869)	(0.1)%
Royal Bank of Canada	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	36,000	(4,232)	(0.1)%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	97,300	(5,203)	(0.1)%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	59,600	(6,292)	(0.1)%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	99,000	(8,853)	(0.1)%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	240,100	(9,881)	(0.2)%
Royal Bank of Canada	Sell SEK/USD	N/A	N/A	Level II	SEK	10/7/2025	844,000	(11,452)	(0.2)%
Total Foreign Currency Forward Contracts								$(74,550)	(1.1)%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	$1,442,441	21.2%
Total Investments in Money Market Funds (cost of $1,442,441)								$1,442,441	21.2%

Total Investments and Cash Equivalents (cost of $6,313,609)	$7,187,333	105.8%

(1) The estimated fair value of our portfolio companies in the Americas, EMEA and Asia Pacific as a percentage of net assets was approximately 50.0%, 29.2% and 6.5%, respectively, as of June 30, 2025. The cost basis of portfolio companies in Americas, EMEA and Asia Pacific were $2,789,567, $1,676,252 and $405,349, respectively. The fair value of portfolio companies in Americas, EMEA and Asia Pacific were $3,394,518, $1,982,558 and $442,366, respectively.
(2) There were no single investments included in this category that exceeded 5% of net assets.
(3) As of June 30, 2025, the Company had funded cash into KKR Evergreen Aggregator L.P. in connection with acquiring an indirect interest in Biotage Sweden AB on July 2, 2025. This investment is measured at fair value using the net asset value practical expedient under Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure (“ASC 820”).
(4) 57.4% of fair value shown is domiciled in Americas, 24.1% in Asia Pacific and 18.5% in EMEA.
(5) 57.7% of fair value shown is domiciled in Americas, 36.5% in EMEA and 5.8% in Asia Pacific.
(6) 53.2% of fair value shown is domiciled in EMEA and 46.8% in Americas.
(7) 86.3% of fair value shown is domiciled in Americas and 13.7% in EMEA.
(8) 69.4% of fair value shown is domiciled in Americas, 26.5% in EMEA and 4.1% in Asia Pacific.
(9) 91.1% of fair value shown is domiciled in EMEA and 8.9% in Americas.
(10) 66.2% of fair value shown is domiciled in Asia Pacific and 33.8% in EMEA.

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

K-PEC conducts a continuous private offering of its investor shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act of 1933, as amended) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S. As of June 30, 2025, we offered four classes of investor shares: Class S Shares, Class D Shares, Class U Shares and Class I Shares. As of January 2, 2025, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, with the Class S Shares, Class D Shares, Class U Shares and Class I Shares, the “Investor Shares” and, together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) were no longer available for purchase. We may offer additional classes of Investor Shares in the future.

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

For a detailed discussion about K-PEC’s significant accounting policies, see Note 2 to the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During the six months ended June 30, 2025, there were no significant updates to K-PEC’s significant accounting policies.

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

Reclassifications

During the three and six months ended June 30, 2025, the Company reclassified $2,858 and $5,028 for the three and six months ended June 30, 2024 out of General and administrative expense and into Professional fees on the Consolidated Statements of Operations to conform to current period presentation. This reclassification had no impact on Net increase in net assets resulting from operations.

During the six months ended June 30, 2025, the Company reclassified $2,634 for the six months ended June 30, 2024 out of Change in other accrued expenses and liabilities and into Change in deferred income taxes on the Consolidated Statements of Cash Flows to conform to current period presentation. This reclassification had no impact on Net increase in net assets resulting from operations.

Adoption of New and Revised Accounting Standards

Income Tax Disclosure Improvements

In December 2023, the FASB issued ASU 2023–09, "Improvements to Income Tax Disclosures" ("ASU 2023–09"). ASU 2023–09 intends to enhance the transparency and decision usefulness of income tax disclosures, requiring disaggregated information about an entity’s effective tax rate reconciliation as well as income taxes paid. The guidance is effective for the Company’s annual period ending December 31, 2025. The Company is currently evaluating the impact of adopting ASU 2023–09 on its consolidated financial statements and disclosures.

Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis. The update will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and disclosures.

3.Investments

Summarized Portfolio Company Financial Information

The following table presents unaudited summarized financial information, in the aggregate, for the portfolio companies in which the Company has an indirect equity interest. Amounts provided do not represent the Company’s proportionate share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$10,882,611	$1,933,505	$23,908,462	$4,600,377
Expenses	11,522,771	2,120,872	24,942,204	4,937,485
Loss before taxes	(640,160)	(187,367)	(1,033,742)	(337,108)
Income tax (benefit) expense	(25,951)	18,159	143,034	15,595
Consolidated net loss	(614,209)	(205,526)	(1,176,776)	(352,703)
Net (income) loss attributable to non-controlling interests	(36,597)	(92)	(64,504)	72
Net loss	$(650,806)	$(205,618)	$(1,241,280)	$(352,631)

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

4.Fair Value Measurements - Investments
The following tables present fair value measurements of investments, by major class, according to the fair value hierarchy:

	June 30, 2025
Investments	Level I	Level II	Level III	Investments Measured at Net Asset Value(1)	Fair Value
Portfolio companies	$19,419	$—	$5,593,286	$206,737	$5,819,442
Unrealized appreciation on foreign currency forward contracts	—	1,622	—	—	1,622
Unrealized depreciation on foreign currency forward contracts	—	(76,172)	—	—	(76,172)
Investments in Money Market Funds	1,442,441	—	—	—	1,442,441
Total	$1,461,860	$(74,550)	$5,593,286	$206,737	$7,187,333

	December 31, 2024
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	$—	$—	$3,918,519	$3,918,519
Unrealized appreciation on foreign currency forward contracts	—	30,319	—	30,319
Investments in Money Market Funds	600,933	—	—	600,933
Total	$600,933	$30,319	$3,918,519	$4,549,771

(1) Certain investments that are measured at fair value using the net asset value practical expedient under ASC 820 have not been categorized in the fair value hierarchy.
The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated
Statements of Assets and Liabilities.

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level III inputs for the six months ended June 30, 2025:

Six Months Ended June 30, 2025
Investments	Balance as of December 31, 2024	Purchases	Sales and Proceeds from Investments	Realized gain on investments	Net change in unrealized appreciation on investments	Net change in unrealized appreciation on foreign currency translation	Balance as of June 30, 2025
Portfolio companies	$3,918,519	$1,092,644	$(64,366)	$32,761	$445,940	$167,788	$5,593,286

The total change in unrealized appreciation (depreciation) included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the six months ended June 30, 2025 attributable to Level III investments and foreign currency translation still held at June 30, 2025 was $452,300 and $167,788, respectively.

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

The following tables present the quantitative information about Level III fair value measurements of the Company’s portfolio companies as of June 30, 2025 and December 31, 2024:

Level III Assets	Fair Value June 30, 2025	Valuation Methodology and Inputs	Unobservable Input(s)(1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$5,593,286	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	8.4%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	40.8%	0.0% - 75.0%	(4)
			Weight Ascribed to Discounted Cash Flow	44.0%	0.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	15.2%	0.0% - 100.0%	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.9x	8.2x - 24.0x	Increase
			Enterprise Value / Forward Revenues Multiple	8.9x	2.3x - 10.8x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	11.0%	6.0% - 19.4%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	13.8x	8.5x - 23.0x	Increase

Level III Assets	Fair Value December 31, 2024	Valuation Methodology and Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$3,918,519	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	9.0%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	35.3%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	34.0%	0.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	30.7%	0.0%- 100.0%	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.5x	9.0x - 24.3x	Increase
			Enterprise Value / Forward Revenues Multiple	8.5x	2.3x - 10.0x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	11.5%	6.0% - 19.7%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	13.3x	8.5x - 23.0x	Increase
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

For the three and six months ended June 30, 2025, the Manager earned $17,586 and $31,393 in gross Management Fees, respectively. For the three and six months ended June 30, 2025, the Company offset Management fees and certain other expenses of $18,498 and $32,305, respectively.

For the three and six months ended June 30, 2024, the Manager earned $5,968 and $8,621 in gross Management Fees, respectively. For the three and six months ended June 30, 2024, the Company offset Management fees and certain other expenses of $7,342 and $9,995, respectively.

As of June 30, 2025 and December 31, 2024, the Company did not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

As of June 30, 2025 and December 31, 2024, there were unapplied credits of $27,946 and $42,660, respectively, to be carried forward that relate to Other Fees earned.

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

For the three and six months ended June 30, 2025, the Company recognized a Performance Participation Allocation of $29,468 and $89,485 in the Consolidated Statements of Operations. For both the three and six months ended June 30, 2024, the Company recognized a Performance Participation Allocation of $21,490 in the Consolidated Statements of Operations. As of June 30, 2025, a Performance Participation Allocation accrual of $89,432 was recorded in the Consolidated Statements of Assets and Liabilities. No such accrual was recorded as of December 31, 2024.

During the three and six months ended June 30, 2025, the Company issued 1,518 and 1,647 Class F Shares to the Class H Member totaling $49 and $53, with respect to the Performance Participation Allocation resulting from repurchases of Investor Shares by the Company during the three and six months ended June 30, 2025. During both the three and six months ended June 30, 2024, the Company issued 48 Class F shares to an affiliate of KKR totaling $1 with respect to Performance Participation Allocation resulting from repurchases of Investor Shares by the Company during the second quarter of 2024.

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

Other Transactions with Dealer-Manager

On December 23, 2024 and April 4, 2025, the Company remitted $1,000 and $750, respectively, to the Dealer-Manager for arranger fees related to the Credit Agreement, as defined in Note 6. Credit Facility. Additionally, during both the three and six months ended June 30, 2025, the Company remitted $2,492 to the Dealer-Manager for its services in sourcing, organizing, and executing a tender offer for the acquisition of certain stakes in a portfolio company.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. As of June 30, 2025 and December 31, 2024, the Company has accrued $257,517 and $176,891, respectively, of Servicing Fees and Distribution Fees payable to the Dealer Manager (as defined below) related to Class R-U Shares, Class R-D Shares, Class D Shares, Class S Shares and Class U Shares sold.
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

For the three and six months ended June 30, 2025, the Manager recouped expenses of $5,112 and $8,960, respectively, incurred by the Company, pursuant to the Expense Limitation Agreement. No such expenses were recouped during the three and six months ended June 30, 2024.

For the three and six months ended June 30, 2024, the Manager agreed to reimburse expenses of $959 and $3,170, respectively, incurred by the Company pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a three-year period. No such expenses were agreed to be reimbursed by the Manager pursuant to the Expense Limitation Agreement for the three and six months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, the Company recorded $17,754 and $11,203, respectively, as Due to Manager related to amounts paid by the Manager on behalf of the Company and amounts recouped under the Expense Limitation Agreement. As of June 30, 2025, the Company recorded $912 as Due from Manager related to the reimbursement of certain expenses incurred by the Manager which they have agreed to forgo. As of December 31, 2024, no such expenses were agreed to be waived.

The following table reflects the amounts subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager as of June 30, 2025:

Three Months Ended	Amount	Last Expiration Date
December 31, 2023	$1,058	December 31, 2026
March 31, 2024	2,211	March 31, 2027
June 30, 2024	959	June 30, 2027
Total	$4,228

As of June 30, 2025, management believed that it was not probable for the Company to be required to reimburse the expenses waived by the Manager.

Acquisition of Interests in Portfolio Companies through Secondary Transactions with Related Party

During the three and six months ended June 30, 2025, the Company purchased an additional interest in a portfolio company, through a tender offer, in part from investment vehicles that are managed by an affiliate of the Manager for $293,074 and recorded unrealized appreciation of $12,829 in connection with the investment acquired.

During the six months ended June 30, 2025, the Company purchased interests in portfolio companies from an investment vehicle that is managed by an affiliate of the Manager for $317,822 and recorded unrealized appreciation of $32,719 in connection with the investments acquired.

During the three and six months ended June 30, 2024, the Company purchased interests in portfolio companies from an investment vehicle that is managed by an affiliate of the Manager for $348,432 and recorded unrealized appreciation of $33,046 in connection with the investments acquired.

Acquisition of Interests in Portfolio Companies with Related Parties

During the six months ended June 30, 2025, the Company purchased an interest in a portfolio company from an affiliated KKR-sponsored investment vehicle alongside the relevant flagship private equity vehicle as part of a sale and purchase between successive fund vintages for $32,507.

During the six months ended June 30, 2025, alongside the relevant KKR flagship private equity vehicles, an existing investment in a portfolio company was recapitalized, and the Company invested an additional $133,973. In connection with this investment, the Company received proceeds of $64,366 and recognized a realized gain on investment of $32,761.
Line of Credit

On December 20, 2023, certain wholly-owned subsidiaries of the Company, as may be added and removed from time to time (the “Line of Credit Borrowers”), entered into an unsecured, uncommitted line of credit, which was further amended on March 21, 2024, November 11, 2024 and May 9, 2025 (the “Line of Credit”) to provide for up to a maximum aggregate principal amount of $300,000 with KKR Alternative Assets LLC (the “Line of Credit Lender”), an affiliate of the Company.

Each loan under the Line of Credit will (i) be subject to an interest rate per annum as set forth in the applicable loan request up to the then-current rate offered by a third party lender or, if no such rate is available, up to Secured Overnight Financing Rate (“SOFR”) applicable to such loan plus 3.50% and (ii) in the event that the interest rate is zero percent such loan will have a maximum maturity of 364 days following the borrowing of such loan (unless otherwise consented to by the Lender in its sole discretion). The Line of Credit was initially set to expire on December 20, 2024, subject to six-month extension options requiring the Line of Credit Lender’s approval. On May 9, 2025, the Line of Credit Lender agreed to extend the Line of Credit an additional six months through December 19, 2025, subject to additional six-month extension options requiring the Line of Credit Lender’s approval. Each advance under the Line of Credit is repayable on the earlier of the (i) 180th day following the earlier of (x) the Line of Credit Lender’s demand and (y) the expiration of the line of credit and (ii) if specified, the scheduled date of repayment for each such loan as set forth in the relevant loan request (the “Scheduled Repayment Date”), which date shall in no case be later than 364 days following the borrowing of such loan (unless the Line of Credit Lender, in its sole discretion, consents to a Scheduled Repayment Date that is later than 364 days following the borrowing of such loan). To the extent the Company has not repaid all loans and other obligations under the Line of

Credit after a repayment event has occurred, the Company is obligated to apply excess available cash proceeds to the repayment of such loans and other obligations; provided that the Line of Credit Borrowers will be permitted to (w) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan or any excess tender offer on the terms described in the Company’s PPM, (x) use funds to close any acquisition of a portfolio company which the Company committed to prior to receiving a demand notice, (y) make elective distributions of an amount not to exceed amounts paid in the immediately preceding fiscal quarter and (z) pay any taxes when due. The Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary breakage costs subject to the Line of Credit Lender’s discretion. Each Line of Credit Borrower may withdraw from the Line of Credit at the time all such obligations held by such Line of Credit Borrower to the Line of Credit Lender under the Line of Credit have been repaid to the Line of Credit Lender in full. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the Line of Credit Lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

The Line of Credit Lender and its assignees shall not have any recourse to any entities with interests in the Line of Credit Borrowers such as a general partner or investor, including the Company, or any of their respective assets for any indebtedness or other monetary obligation incurred under the Line of Credit.

No balance was outstanding on the Line of Credit as of June 30, 2025 and December 31, 2024. During the six months ended June 30, 2024, the Company incurred interest expense of $14, which was waived by the Line of Credit Lender. No such interest expense was incurred during the six months ended June 30, 2025.

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

As of June 30, 2025, the Company incurred $8,636 of costs associated with entry into the Credit Agreement. These costs have been capitalized within Deferred financing costs, net on the Consolidated Statement of Assets and Liabilities. As of June 30, 2025 and December 31, 2024, total remaining unamortized deferred financing costs for the Credit Agreement was $7,394 and $5,009, respectively.

As of both June 30, 2025 and December 31, 2024, the Borrowers did not have an outstanding balance under the Credit Agreement. During the three and six months ended June 30, 2025, the Company incurred interest expense of $1,350 and

$2,167, respectively, comprised of unused fees and amortization of deferred financing costs. No such interest expense was incurred during the six months ended June 30, 2024.

7. Shareholders’ Equity

The following table is a summary of share activity during the three months ended June 30, 2025 and shares outstanding as of that date:

	Shares Outstanding as of March 31, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of June 30, 2025
Class D Shares	2,045,529	1,713,360	—	—	(21,590)	3,737,299
Class I Shares	7,274,057	10,744,179	—	43,483	—	18,061,719
Class S Shares	—	61,075	—	—	—	61,075
Class U Shares	12,465,041	16,612,929	(3,398)	—	—	29,074,572
Class R-D Shares	11,413,524	—	—	—	(139,772)	11,273,752
Class R-I Shares	59,949,474	(2,785)	(20,283)	254,672	—	60,181,078
Class R-U Shares	103,927,015	—	(150,877)	—	(139,668)	103,636,470
Class F Shares	1,870,320	5,457	—	—	—	1,875,777
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	198,945,040	29,134,215	(174,558)	298,155	(301,030)	227,901,822

The following table is a summary of share activity during the six months ended June 30, 2025 and shares outstanding as of that date:

	Shares Outstanding as of December 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of June 30, 2025
Class D Shares	—	3,758,889	—	—	(21,590)	3,737,299
Class I Shares	31,054	17,977,636	—	53,029	—	18,061,719
Class S Shares	—	61,075	—	—	—	61,075
Class U Shares	137,406	28,940,564	(3,398)	—	—	29,074,572
Class R-D Shares	10,419,393	994,131	—	—	(139,772)	11,273,752
Class R-I Shares	51,968,235	7,926,675	(30,445)	316,613	—	60,181,078
Class R-U Shares	93,038,669	10,998,095	(188,132)	—	(212,162)	103,636,470
Class F Shares	1,865,972	9,805	—	—	—	1,875,777
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	157,460,809	70,666,870	(221,975)	369,642	(373,524)	227,901,822

The following table is a summary of share activity during the three months ended June 30, 2024 and shares outstanding as of that date:

	Shares Outstanding as of March 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of June 30, 2024
Class I Shares	386	12,353	—	—	(530)	12,209
Class U Shares	—	110,734	—	—	—	110,734
Class R-D Shares	402,685	2,398,137	—	—	(3,834)	2,796,988
Class R-I Shares	9,502,499	23,742,542	(2,871)	59,918	—	33,302,088
Class R-U Shares	39,756,187	24,270,806	(10,837)	—	(55,946)	63,960,210
Class F Shares	3,710	1,947	—	—	—	5,657
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	49,665,547	50,536,519	(13,708)	59,918	(60,310)	100,187,966

The following table is a summary of share activity during the six months ended June 30, 2024 and shares outstanding as of that date:

	Shares Outstanding as of December 31, 2023	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of June 30, 2024
Class I Shares	69,695	12,739	—	—	(70,225)	12,209
Class U Shares	—	110,734	—	—	—	110,734
Class R-D Shares	—	2,802,745	—	—	(5,757)	2,796,988
Class R-I Shares	4,452,158	28,673,012	(2,871)	179,789	—	33,302,088
Class R-U Shares	22,941,060	41,134,422	(10,837)	—	(104,435)	63,960,210
Class F Shares	1,967	3,690	—	—	—	5,657
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	27,464,960	72,737,342	(13,708)	179,789	(180,417)	100,187,966

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

As of June 30, 2025 and December 31, 2024, the Company has not issued any Shares under the DRIP.

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

During the three and six months ended June 30, 2025, we redeemed 20,283 and 30,445 shares of Class R-I Shares, respectively, pursuant to our redemption plan, at an average price per share of $30.62 and $30.04, respectively. During both the three and six months ended June 30, 2024, we redeemed 2,871 shares of Class R-I Shares, at an average price per share of $26.12.

During the three and six months ended June 30, 2025, we redeemed 150,877 and 188,132 shares of Class R-U Shares, respectively, pursuant to our redemption plan, at an average price per share of $30.16 and $29.85, respectively. During both the three and six months ended June 30, 2024, we redeemed 10,837 shares of Class R-U Shares, at an average price per share of $25.97.

During both the three and six months ended June 30, 2025, we redeemed 3,398 shares of Class U Shares pursuant to our redemption plan, at an average price per share of $30.44. No Class U Shares were redeemed during the six months ended June 30, 2024.

8. Distributions
The Company did not declare or pay any distributions during the six months ended June 30, 2025 and 2024.

9. Commitments and Contingencies
Litigation

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

The Company had $22,136 and $29,508 of unfunded commitments in portfolio companies as of June 30, 2025 and December 31, 2024, respectively.
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

10. Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the six months ended June 30, 2025:

	Class D Shares	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares(1)
Net asset value per share at beginning of period (January 1, 2025)	$—	$28.94	$—	$26.93	$28.26	$28.90	$26.73	$29.63	$29.64	$29.64
Consideration from the issuance of shares	29.91	0.21	33.18	4.61	0.05	—	0.19	—	—	—
Repurchase of shares	—	—	—	—	—	—	—	—	—	—
Early repurchase fee	—	—	—	—	—	—	—	—	—	—
Transfers in	—	—	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	(0.01)	—	—	—	—	—
Net increase in net assets resulting from capital activity	29.91	0.21	33.18	4.61	0.04	—	0.19	—	—	—
Net investment (loss) income(2)	(0.26)	(0.32)	(0.16)	(0.32)	(0.38)	(0.38)	(0.37)	0.08	0.08	0.08
Net realized gain (loss) and change in unrealized appreciation (depreciation)(3)	1.83	2.55	(0.03)	1.89	2.59	2.60	2.55	2.68	2.68	2.68
Net increase in net assets resulting from operations	1.57	2.23	(0.19)	1.57	2.21	2.22	2.18	2.76	2.76	2.76
Accrued shareholder servicing fees and distribution fees(2)	(0.88)	—	(3.92)	(4.05)	(0.07)	—	(0.29)	—	—	—
Net asset value per share at the end of period (June 30, 2025)	$30.60	$31.38	$29.07	$29.06	$30.44	$31.12	$28.81	$32.39	$32.40	$32.40
Weighted average shares outstanding at end of period (June 30, 2025)	2,627,071	8,943,748	32,584	14,951,986	11,366,419	60,004,008	103,855,015	1,872,515	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value(4):
Operating expenses before expenses reimbursed and/or recouped by Manager(5)(6)	0.15%	0.17%	0.08%	0.18%	0.19%	0.18%	0.20%	0.18%	0.18%	0.18%
Operating expenses reimbursed and/or recouped by Manager(5)(6)	0.13%	0.15%	0.09%	0.16%	0.15%	0.15%	0.16%	0.15%	0.15%	0.15%
Operating expenses after expenses reimbursed and/or recouped by Manager(5)(6)	0.28%	0.32%	0.17%	0.34%	0.34%	0.33%	0.36%	0.33%	0.33%	0.33%
Performance Participation Allocation(5)	1.14%	1.35%	0.75%	1.43%	1.54%	1.51%	1.61%	—%	—%	—%
Total operating expenses(5)(7)(8)	1.42%	1.67%	0.92%	1.77%	1.88%	1.84%	1.97%	0.33%	0.33%	0.33%
Net investment (loss) income(5)	(0.88)%	(1.05)%	(0.57)%	(1.11)%	(1.29)%	(1.26)%	(1.34)%	0.25%	0.25%	0.25%
Total GAAP return attributed to Shares based on net asset value(9)	4.66%	8.43%	(4.49)%	7.91%	7.71%	7.68%	7.78%	9.31%	9.31%	9.31%

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the six months ended June 30, 2024:

	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2024)	$25.88	$—	$—	$25.87	$24.08	$26.02	$26.02	$26.02
Consideration from the issuance of shares, net	—	26.87	26.65	—	1.58	—	—	—
Repurchase of shares	—	—	—	—	—	—	—	—
Early repurchase fee	—	—	—	—	—	—	—	—
Transfers in	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—	—
Accrued shareholder servicing fees and distribution fees (2)	—	(1.83)	(0.99)	—	(1.68)	—	—	—
Net investment (loss) income (2)	(0.26)	(0.06)	(0.16)	(0.17)	(0.13)	0.18	0.16	0.16
Net realized gain (loss) and change in unrealized appreciation (depreciation)(2)	1.72	0.53	1.24	1.61	1.51	1.54	1.57	1.57
Net increase (decrease) in net assets attributed to shareholders	1.46	(1.36)	0.09	1.44	1.28	1.72	1.73	1.73
Net asset value per share at the end of period (June 30, 2024)	$27.34	$25.51	$26.74	$27.31	$25.36	$27.74	$27.75	$27.75
Net assets at end of period (June 30, 2024)	$334	$2,825	$74,791	$909,397	$1,622,034	$157	$1	$1
Shares outstanding at end of period (June 30, 2024)	12,209	110,734	2,796,988	33,302,088	63,960,210	5,657	40	40
Weighted average shares outstanding at end of period (June 30, 2024)	3,581	110,734	1,516,561	19,167,111	44,621,484	4,668	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value (4):
Operating expenses before Performance Participation Allocation (5)	0.24%	0.05%	0.19%	0.24%	0.28%	0.27%	0.28%	0.28%
Operating expenses before expenses reimbursed by Manager (5) (7)	2.04%	0.39%	1.57%	1.80%	1.75%	0.49%	0.54%	0.54%
Operating expenses after expenses reimbursed by Manager (5) (7)	1.94%	0.38%	1.48%	1.66%	1.53%	0.27%	0.28%	0.28%
Operating expenses after Performance Participation Allocation (5) (8)	1.94%	0.38%	1.48%	1.66%	1.53%	0.27%	0.28%	0.28%
Net investment (loss) income(5)	(0.95)%	(0.23)%	(0.60)%	(0.64)%	(0.52)%	0.67%	0.62%	0.62%
Total GAAP return attributed to Shares based on net asset value (5)(9)	5.64%	(5.06)%	2.85%	5.57%	5.32%	6.61%	6.65%	6.65%

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
(9) The total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Participation Allocation as described in Note 5. Related Party Transactions. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s Shares. The Company did not declare or pay any distributions during the six months ended June 30, 2025 and 2024.

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

For the three months ended June 30, 2025 and 2024, the effective tax rates were 0.0% and 1.2%, respectively, and for the six months ended June 30, 2025 and 2024, the effective tax rates were 4.8% and 2.2%, respectively. For both the three and six months ended June 30, 2025 and 2024, the primary items giving rise to the difference between the 0.0% federal statutory rate applicable to partnerships and the effective tax rate is due to U.S. federal, state and local taxes on income from the Company’s subsidiaries that are treated as corporations for U.S. federal, state or local purposes.

On July 4th, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA amended and extended certain provisions of the 2017 Tax Cuts and Jobs Act. At this time, the Company does not believe the OBBBA will have a material impact on the Company’s income taxes but is still evaluating the potential impact on the Company’s business and its portfolio companies.

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

13. Subsequent Event
Unregistered Sales of Equity Securities

On July 1, 2025, the Company sold the following Investor Shares of the Company (with the final number of shares determined on July 21, 2025) to investors for cash:

Class	Number of Shares Sold	Net Consideration
Class D Shares	479,346	$14,975
Class I Shares	6,083,146	191,143
Class S Shares	10,695	333
Class U Shares	5,179,088	161,185
		$367,636

Share Repurchases

On August 5, 2025, we redeemed 1,229, 1,027, 102,429, and 151,059 shares of Class I Shares, Class U Shares, Class R-I Shares and Class R-U Shares, respectively, pursuant to our redemption plan, at an average price per share of $31.42, $31.12, $31.37, and $30.84, respectively.

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
We conduct a continuous private offering of our Shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”), including under Regulation D and Regulation S. As of June 30, 2025, we offer four classes of investor shares: Class S Shares, Class D Shares, Class U Shares and Class I Shares. As of January 2, 2025, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, with the Class S Shares, Class D Shares, Class U Shares and Class I Shares, the “Investor Shares” and, together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) were no longer available for purchase. We may offer additional classes of Investor Shares in the future.
Recent Developments

Portfolio Company Activity

During the three months ended June 30, 2025, the Company acquired indirect interests in the following new portfolio companies:

Portfolio Company	Description
HealthCare Global Enterprises Ltd.	HealthCare Global Enterprises Ltd. is a leading healthcare provider in India offering cancer care, tertiary care, infertility treatment, and advanced screening and diagnostic services and is based in Bangalore, India.
SmaXtec Inc.	SmaXtec Inc. is a software company that provides a health monitoring system for dairy cows and is based in Graz, Austria.

In addition, during the same period, the Company acquired additional indirect interests in the Digital Classifieds and Digital Content businesses of Axel Springer SE as part of a reorganization of Axel Springer SE, additional indirect interests in ReliaQuest, LLC as part of a reorganization of ReliaQuest, LLC, additional indirect interests in the Citation Group, Blue

Sprig Pediatrics, Inc., Elsan Group SAS, Exact Software Nederland BV and Lighthouse Intelligence Ltd, as part of add-on transactions.

Also, as of June 30, 2025, the Company had funded cash into KKR Evergreen Aggregator L.P. in connection with acquiring an indirect interest in Biotage Sweden AB (“Biotage”) on July 2, 2025. Biotage is a global life sciences tools platform that develops instruments, consumables and workflows for chemical separation, purification and sample preparation and is based in Uppsala, Sweden.

The charts below present the diversification of our portfolio companies by strategy, sector and geography as of June 30, 2025, based upon the fair value of the portfolio companies. Percentages reflect a pro forma presentation of the Company’s investments as of June 30, 2025, inclusive of any transactions which were consummated after such date but funded by the Company on or before June 30, 2025.

STRATEGY	SECTOR

GEOGRAPHY

The chart presents the Company’s ten largest investments, based upon estimated fair value, as of June 30, 2025, inclusive of any transactions which were consummated after such date but funded by the Company on or before June 30, 2025

Portfolio Company	Sector	Country
Cotiviti, Inc.	Health Care	United States
Omnissa, LLC (f/k/a VMware End User Computing)	Information Technology	United States
Exact Software Nederland BV	Information Technology	Netherlands
Söderberg & Partners Asset Management SA	Financials	Sweden
Fuji Soft Inc.	Information Technology	Japan
Biotage	Health Care	Sweden
BMC Software	Information Technology	United States
USI Insurance Services LLC	Financials	United States
CIRCOR International, Inc.	Industrials	United States
FGS Global Inc	Communication Services	Germany

During July 2025, the Company acquired indirect interests in the following new portfolio companies:

Portfolio Company	Description
Ascend Asia Financial Services Group Pte. Ltd.	Ascend Asia Financial Services Group Pte. Ltd. is a newly established financial advisory platform licensed to distribute life insurance, general insurance and wealth products and is based in Singapore.
DAYAO Jiabin Beverages Co. Ltd.	DAYAO Jiabin Beverages Co. Ltd. is a local carbonated soft drink brand and is based in Hohhot, China.
EDI Health Group, Inc. (“DentalXChange”)	DentalXChange is a leading provider of dental clearinghouse and related solutions enabling the automated flow of claims, payment information, and other data between patients, providers, payers, and practice management system (PMS) channel partners and is based in Irvine, California.

In addition, during the same period, the Company acquired additional indirect interests in Biotage and an additional indirect interest in IQGeo Group PLC as part of an add-on transaction.

Business Environment

Beginning in March 2025 and continuing through the date of the filing of this Quarterly Report on Form 10-Q, the United States and countries around the world have experienced elevated levels of market volatility and uncertainty driven principally by geopolitical and global trade concerns, including, in particular, the announcements of the imposition of tariffs by the United States on certain of its trading partners since April 2025 and certain retaliation by such trade partners. This volatility and uncertainty add to the various risks and uncertainties in the business environment in which we operate and may have various impacts, including on the valuations of certain of our portfolio companies, the pace and volume of our deployments and realizations, and our fundraising activities.

Operating Results Highlights

During the three and six months ended June 30, 2025, we raised aggregate subscription proceeds of $891,012 and $2,097,979, respectively, related to Investor Shares. These subscription proceeds were used, in part, to acquire our interests in three portfolio companies as well as add-on transactions in existing portfolio companies totaling $635,354 and $1,316,913 during the three and six months ended June 30, 2025, respectively.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns(1)	Class D Shares	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares
Share class inception date	February 1, 2025	September 1, 2023	April 1, 2025	June 1, 2024	February 1, 2024	August 1, 2023	August 1, 2023
Three months ended June 30, 2025	2.40%	2.47%	2.25%	2.25%	2.40%	2.47%	2.25%
Six months ended June 30, 2025	Not applicable	8.58%	Not applicable	8.08%	8.42%	8.56%	8.10%
Inception to date annualized June 30, 2025	Not applicable	12.20%	Not applicable	14.67%	13.91%	12.59%	11.58%
(1) “Inception to date annualized” for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company did not declare or pay any distributions from inception through June 30, 2025. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

Results of Operations

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire portfolio companies with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

The following table presents our comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Investment income
Dividend income	$21,569	$12,837	$8,732	$35,755	$16,688	$19,067
Total investment income	21,569	12,837	8,732	35,755	16,688	19,067

Operating expenses
Performance participation allocation	29,468	21,490	7,978	89,485	21,490	67,995
Management fee expense	17,586	5,968	11,618	31,393	8,621	22,772
Professional fees	2,657	2,858	(201)	5,145	5,028	117
General and administration expenses	2,371	1,497	874	4,334	2,914	1,420
Directors’ fees and expenses	152	152	—	308	306	2
Interest expense	1,350	—	1,350	2,167	14	2,153
Deferred offering costs amortization	—	349	(349)	—	698	(698)
Total operating expenses	53,584	32,314	21,270	132,832	39,071	93,761
Less: Management fee and expense credits	(18,498)	(7,342)	(11,156)	(32,305)	(9,995)	(22,310)
Less: Expenses reimbursed by Manager	—	(959)	959	—	(3,170)	3,170
Add: Expenses recouped by Manager	5,112	—	5,112	8,960	—	8,960
Less: Interest expense waived by Line of Credit Lender	—	—	—	—	(14)	14
Net operating expenses	40,198	24,013	16,185	109,487	25,892	83,595
Net investment loss	(18,629)	(11,176)	(7,453)	(73,732)	(9,204)	(64,528)

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on:
Investments	32,761	—	32,761	32,761	—	32,761
Foreign currency	2,144	—	2,144	3,041	(54)	3,095
Foreign currency forward contracts	(138)	2,874	(3,012)	(138)	3,142	(3,280)
Total net realized gain	34,767	2,874	31,893	35,664	3,088	32,576

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on:
Investments	113,595	119,550	(5,955)	447,888	130,529	317,359
Foreign currency translation	112,563	(2,584)	115,147	167,727	(5,026)	172,753
Foreign currency forward contracts	(73,902)	(601)	(73,301)	(104,869)	1,128	(105,997)
Foreign currency	(17)	—	(17)	7	—	7
Total net change in unrealized appreciation before income taxes	152,239	116,365	35,874	510,753	126,631	384,122
(Benefit from) provision for income taxes	(15)	1,333	(1,348)	22,915	2,634	20,281
Total net change in unrealized appreciation after income taxes	152,254	115,032	37,222	487,838	123,997	363,841

Net increase in net assets resulting from operations	$168,392	$106,730	$61,662	$449,770	$117,881	$331,889
A discussion of the results of operations for the three and six months ended June 30, 2025 and 2024, is as follows:

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

For the three and six months ended June 30, 2025 as compared to the comparable periods in 2024, dividend income increased by $8,732 and $19,067, respectively, driven by both an increase in income from money market funds and dividend income received from portfolio companies.

Expenses

For the three and six months ended June 30, 2025 as compared to the same periods in 2024, total operating expenses increased by $21,270 and $93,761, respectively, primarily resulting from an increase in performance participation allocation (“Performance Participation Allocation”) and gross management fees (“Management Fee”) pursuant to the management agreement entered into between the Company and the Manager, (as amended and restated, the “Management Agreement”) earned by the Manager. Management fees were fully offset for the three and six months ended June 30, 2025 and 2024.

For the three and six months ended June 30, 2025, the Manager recouped expenses of $5,112 and $8,960, respectively, incurred by the Company, pursuant to the Expense Limitation Agreement. No such expenses were recouped during the three and six months ended June 30, 2024.

For the three and six months ended June 30, 2024, the Manager agreed to reimburse expenses of $959 and $3,170, respectively, incurred by the Company pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a three-year period. No such expenses were agreed to be reimbursed by the Manager pursuant to the Expense Limitation Agreement for the three and six months ended June 30, 2025.

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

For the three and six months ended June 30, 2025, we recorded total net realized gains of $34,767 and $35,664, respectively, due primarily to a realized gain on investments of $32,761 resulting from the sale of an asset during the three months ended June 30, 2025.

For the three and six months ended June 30, 2024, we recorded total net realized gains of $2,874 and $3,088, respectively, due primarily to realized gains on foreign currency forward contracts of $2,874 and $3,142, respectively.

For the three and six months ended June 30, 2025 as compared to the same periods in 2024, total net change in unrealized appreciation before income taxes increased by $35,874 and $384,122, respectively. The increase of $35,874 for the three months ended June 30, 2025 compared to the comparable period in 2024 is due primarily to an increase of $115,147 resulting from unrealized appreciation on foreign currency translation related to the change in value based upon changes in foreign currency exchange rates, offset by a decrease of $73,301 resulting from unrealized depreciation on foreign currency forward contracts and a decrease of $5,955 resulting from unrealized depreciation on investments related to the change in value of portfolio companies. The increase of $384,122 for the six months ended June 30, 2025 compared to the comparable period in 2024 is due primarily to an increase of $317,359 resulting from unrealized appreciation on investments related to the change in value of portfolio companies and an increase of $172,753 resulting from unrealized appreciation on foreign currency translation related to the change in value based upon changes in foreign currency exchange rates, offset by a decrease of $105,997 resulting from unrealized depreciation on foreign currency forward contracts.

Provision for Income Taxes

The Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level, resulting in a provision for income taxes. For the six months ended June 30, 2025 as compared to the comparable period in 2024, provision for income taxes increased by $20,281 as a result of the increase in unrealized appreciation related to the change in value of portfolio companies for investments that are subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level. For the six months ended June 30, 2025 and 2024, the effective tax rates were 4.8% and 2.2%, respectively.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2025 as compared to the comparable periods in 2024, net increase in net assets resulting from operations increased by $61,662 and $331,889, respectively, primarily resulting from a net increase in unrealized appreciation after income taxes and net realized gains, partially offset by an increase in Performance Participation Allocation.

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

Transactional Net Asset Value

The Company calculates net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our Transactional Net Asset Value is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of our Transactional Net Asset Value as of June 30, 2025 ($ in thousands, except shares):

Components of Transactional Net Asset Value	June 30, 2025
Investments at fair value (cost of $4,871,168)	$5,821,295
Cash and cash equivalents	1,448,511
Foreign currencies at fair value (cost of $186)	193
Other assets	15,293
Other liabilities	(101,349)
Accrued performance participation allocation	(89,432)
Accrued shareholder servicing fees and distribution fees (1)	(5,890)
Management fee payable	—
Transactional Net Asset Value	$7,088,621
Number of outstanding shares	227,901,822

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

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of June 30, 2025 ($ in thousands, except shares and per share data):

Transactional Net Asset Value Per Share	Class D Shares	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total
Transactional Net Asset Value	$116,755	$567,530	$1,901	$904,865	$352,195	$1,888,036	$3,196,089	$61,248	$1	$1	$7,088,621
Number of outstanding shares	3,737,299	18,061,719	61,075	29,074,572	11,273,752	60,181,078	103,636,470	1,875,777	40	40	227,901,822
Transactional Net Asset Value per Share as of June 30, 2025	$31.24	$31.42	$31.12	$31.12	$31.24	$31.37	$30.84	$32.65	$32.66	$32.66

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Consolidated Statement of Assets and Liabilities to our Transactional Net Asset Value:

June 30, 2025
GAAP Net Asset Value	$6,791,026
Adjustment:
Accrued shareholder servicing fees and distribution fees(1)	251,627
Deferred tax liabilities of certain taxable subsidiaries(2)	45,968
Transactional Net Asset Value	$7,088,621

(1) Represents an adjustment to reflect shareholder servicing fees and distribution fees related to Class D, Class S, Class U, Class R-D and Class R-U shares sold as they are accrued on a monthly basis.

(2) Represents an adjustment to exclude tax liabilities of certain taxable subsidiaries through which the Company holds portfolio companies that are contingent upon the expected manner of the divestment of the associated underlying portfolio company and are not reasonably expected to be recognized by the Company.

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for portfolio companies that are valued at fair value as of June 30, 2025:

Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	8.4%	5.0% - 15.0%
	Weight Ascribed to Market Comparables	40.8%	0.0% - 75.0%
	Weight Ascribed to Discounted Cash Flow	44.0%	0.0% - 75.0%
	Weight Ascribed to Transaction Price/Other	15.2%	0.0% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.9x	8.2x - 24.0x
	Enterprise Value / Forward Revenues Multiple	8.9x	2.3x - 10.8x

Discounted Cash Flow	Weighted Average Cost of Capital	11.0%	6.0% - 19.4%
	Enterprise Value / LTM EBITDA Exit Multiple	13.8x	8.5x - 23.0x

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

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by our independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our asset values as of June 30, 2025:

Input	Hypothetical Change	Portfolio Company Values
Weighted Average Cost of Capital	0.25% decrease	+0.87%
	0.25% increase	-0.83%

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

As of June 30, 2025 and December 31, 2024, the fair value of our foreign currency forward contracts was a net liability of $74,550 and a net asset of $30,319, respectively. As of June 30, 2025 and December 31, 2024, we recorded unrealized appreciation on foreign currency forward contracts of $1,622 and $30,319, respectively, as an asset in the Consolidated Statements of Assets and Liabilities and unrealized depreciation on foreign currency forward contracts of $76,172 and $0, respectively, as a liability in the Consolidated Statements of Assets and Liabilities.

For the three and six months ended June 30, 2025, we recorded a change in net unrealized depreciation on foreign currency forward contracts of $73,902 and $104,869, respectively, in the Consolidated Statements of Operations.

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
During the three and six months ended June 30, 2025, we redeemed 20,283 and 30,445 shares of Class R-I Shares, respectively, pursuant to our redemption plan, at an average price per share of $30.62 and $30.04, respectively. During both the three and six months ended June 30, 2024, we redeemed 2,871 shares of Class R-I Shares, at an average price per share of $26.12.
During the three and six months ended June 30, 2025, we redeemed 150,877 and 188,132 shares of Class R-U Shares, respectively, pursuant to our redemption plan, at an average price per share of $30.16 and $29.85, respectively. During both the three and six months ended June 30, 2024, we redeemed 10,837 shares of Class R-U Shares, at an average price per share of $25.97.

During the three and six months ended June 30, 2025, we redeemed 3,398 shares of Class U Shares pursuant to our redemption plan, at an average price per share of $30.44. No Class U Shares were redeemed during the six months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2025, the Company had $1,448,511 and $193 in cash and cash equivalents and foreign currencies at fair value, respectively. Our current cash and cash equivalents and foreign currencies at fair value balances are generally reflective of the cash necessary to fund normal operations, with our cash and cash equivalents consisting primarily of money market funds.

In addition, the Borrowers have entered into the Credit Agreement (as each term is defined in “Note 6. Credit Facility” to our consolidated financial statements found elsewhere in this Quarterly Report on Form 10-Q), under which the Borrowers have available borrowings in an aggregate principal amount of up to $350,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $1,500,000 in the aggregate. The obligations of the Borrowers and guarantors under the Credit Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Credit Agreement matures on December 23, 2027, unless there is an earlier termination or an acceleration following an event of default. As of June 30, 2025, the Borrowers did not have an outstanding balance under the Credit Agreement.

On December 20, 2023, certain wholly-owned subsidiaries of the Company entered into the Line of Credit (as defined in “Note 5. Related Party Transactions” to our consolidated financial statements found elsewhere in this Quarterly Report on Form 10-Q) to provide for up to a maximum aggregate principal amount of $300,000 with KKR Alternative Assets LLC, an affiliate of the Company. As of June 30, 2025, the Line of Credit Borrowers did not have an outstanding balance under the Line of Credit.

We expect to generate cash primarily from the net proceeds from our continuous Private Offering, cash flows from our operations, the Line of Credit, the Credit Agreement, any other financing arrangements we have entered into and may enter into in the future and any future offerings of our equity or debt securities. We believe that cash provided by such means will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future.

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
Cash Flows

Cash used in operating activities

Net cash flow used in operating activities was $1,230,123 for the six months ended June 30, 2025 and is primarily the result of funding the acquisitions of portfolio companies, offset in part by proceeds received from the disposal of an interest in a portfolio company.

Cash provided by financing activities

Net cash flow provided by financing activities was $2,077,290 for the six months ended June 30, 2025, which primarily reflects the proceeds from the sale of Shares pursuant to our Private Offering.
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
When making fair value determinations of assets (other than portfolio companies) valued with a net asset value in accordance with ASC 820 (an “Other ASC 820 Asset”), the Manager will generally value such asset based on the latest net asset value reported or provided by the asset’s administrator, investment adviser or investment manager, if applicable. If the latest net asset value of such Other ASC 820 Asset is not available at the time the Company is calculating its NAV, the Manager will update the last available net asset value of such Other ASC 820 Asset by recognizing any cash flow activity for the Other ASC 820 Asset during the month.
In addition to tracking the net asset value plus related cash flows of such Other ASC 820 Asset, the Manager, with the support of KKR, may, but is not obligated to, track relevant issuer-specific events or broader market-driven events related to such Other ASC 820 Asset that the Manager believes may have a material impact on the Company’s NAV as a whole. Upon the occurrence of such a material event and provided that the Manager is aware that such event has occurred, the Manager may, but is not obligated to, make a corresponding adjustment to reflect the current fair value of such Other ASC 820 Asset, applying the valuation methodologies for portfolio companies outlined above. In general, the Manager expects that any adjustments to fair values will be calculated promptly after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Manager. However, rapidly changing market conditions or material events may not be immediately reflected in the Company’s monthly NAV.
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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgements and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder servicing fees and distribution fees entail uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of June 30, 2025 and December 31, 2024, the Company has accrued $257,517 and $176,891, respectively, of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class R-U Shares, Class R-D Shares, Class D, Class S Shares and Class U Shares sold.

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.
Contractual Obligations
See “Note 9. Commitments and Contingencies,” to our consolidated financial statements in this Quarterly Report on Form 10-Q for any contractual obligations and commitments with payments due subsequent to June 30, 2025.

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

Changes in Fair Value

All of our portfolio companies as of June 30, 2025 are reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on portfolio companies held as of June 30, 2025, we estimate that an immediate 10% decrease in the fair value of portfolio companies generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of the portfolio companies as of June 30, 2025, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III portfolio companies would result in a decline in net increase in net assets resulting from operations of $559,328, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our portfolio companies were denominated as of June 30, 2025 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $44,965, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our fixed income investments to increase. As of June 30, 2025, we had no indebtedness.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not involved in any material legal proceedings.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, the Company repurchased Shares in the following amounts:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 to April 30, 2025	—	—	—	—
May 1, 2025 to May 31, 2025	174,558	$30.22	174,558	—
June 1, 2025 to June 30, 2025	—	—	—	—
Total	174,558	—	174,558	—

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

Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

As previously disclosed, Michael Whyte, Chief Operating Officer of the Company and an employee of an affiliate of KKR, intended to resign from the Company and KKR after the summer of 2025. On August 7, 2025, Mr. Whyte informed the Company of his resignation as Chief Operating Officer of the Company, effective August 29, 2025. Mr. Whyte’s responsibilities will be transitioned to other senior employees of KKR.
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

KKR PRIVATE EQUITY CONGLOMERATE LLC

/s/ Elizabeth Van Aken
Date:	August 13, 2025	Elizabeth Van Aken
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)