Form 10-Q
period 2025-09-30
KKR Private Equity Conglomerate LLC
filed 2025-11-14
CIK 1957845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 5, 2025, the registrant had 5,863,032 Class D Shares, 39,552,470 Class I Shares, 208,074 Class S Shares, 51,414,750 Class U Shares, 11,253,236 Class R-D Shares, 60,167,449 Class R-I Shares, 103,047,701 Class R-U Shares, 6,295,848 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding. The number of Shares outstanding excludes November 1, 2025 subscriptions since the issuance price is not yet finalized as of the date of this filing.

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

Part I.    Financial Information
Item 1.    Financial Statements
KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2025	December 31, 2024
Assets
Investments at fair value (cost of $5,589,172 and $3,585,860, respectively)	$6,909,836	$3,918,519
Cash and cash equivalents	1,868,983	601,529
Foreign currencies at fair value (cost of $193 and $1, respectively)	194	1
Prepaids and other assets	722	240
Dividends receivable	6,324	2,366
Unrealized appreciation on foreign currency forward contracts	4,354	30,319
Due from Manager	375	—
Deferred financing costs, net	6,817	5,009
Total assets	8,797,605	4,557,983

Liabilities
Accrued performance participation allocation	151,285	—
Accrued shareholder servicing fees and distribution fees	296,058	176,891
Directors’ fees and expenses payable	151	151
Other accrued expenses and liabilities	8,921	5,153
Deferred income taxes	77,872	21,200
Unrealized depreciation on foreign currency forward contracts	68,992	—
Due to Manager and affiliates	29,566	11,203
Total liabilities	632,845	214,598

Commitments and contingencies (Note 9)

Net assets	$8,164,760	$4,343,385

Net assets are comprised of
Class D Shares, 5,326,082 and 0 shares authorized, issued and outstanding, respectively	$169,363	$—
Class I Shares, 35,084,933 and 31,054 shares authorized, issued and outstanding, respectively	1,144,993	899
Class S Shares, 154,204 and 0 shares authorized, issued, and outstanding, respectively	4,652	—
Class U Shares, 45,878,569 and 137,406 shares authorized, issued and outstanding, respectively	1,384,343	3,701
Class R-D Shares, 11,273,752 and 10,419,393 shares authorized, issued and outstanding, respectively	356,619	294,461
Class R-I Shares, 60,195,197 and 51,968,235 shares authorized, issued and outstanding, respectively	1,947,111	1,501,848
Class R-U Shares, 103,329,225 and 93,038,669 shares authorized, issued and outstanding, respectively	3,093,762	2,487,178
Class F Shares, 1,884,022 and 1,865,972 shares authorized, issued and outstanding, respectively	63,915	55,296
Class G Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Class H Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Net assets	$8,164,760	$4,343,385
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income
Dividend income (net of withholding tax of $7,543, $0, $7,543, and $0, respectively)	$37,175	$7,442	$72,930	$24,130
Total investment income	37,175	7,442	72,930	24,130

Operating expenses
Performance participation allocation	61,999	31,406	151,484	52,896
Management fee expense	21,781	8,338	53,174	16,959
Professional fees	2,748	2,039	7,893	7,067
General and administration expenses	2,453	1,505	6,787	4,419
Directors’ fees and expenses	153	154	461	460
Interest expense	1,401	—	3,568	14
Deferred offering costs amortization	—	117	—	815
Total operating expenses	90,535	43,559	223,367	82,630
Less: Management fee and expense credits	(22,157)	(8,338)	(54,462)	(18,333)
Less: Expenses reimbursed by Manager	—	—	—	(3,170)
Add: Expenses recouped by Manager	4,227	1,303	13,187	1,303
Less: Interest expense waived by Line of Credit Lender	—	—	—	(14)
Net operating expenses	72,605	36,524	182,092	62,416
Net investment loss	(35,430)	(29,082)	(109,162)	(38,286)

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on:
Investments	—	4,111	32,761	4,111
Foreign currency	(1,003)	314	2,038	260
Foreign currency forward contracts	206	(7,627)	68	(4,485)
Total net realized (loss) gain	(797)	(3,202)	34,867	(114)

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on:
Investments	367,491	196,106	815,379	326,635
Foreign currency translation	4,898	14,934	172,625	9,908
Foreign currency forward contracts	9,912	(791)	(94,957)	337
Foreign currency	(7)	—	—	—
Total net change in unrealized appreciation before income taxes	382,294	210,249	893,047	336,880
Provision for income taxes	33,757	17,527	56,672	20,161
Total net change in unrealized appreciation after income taxes	348,537	192,722	836,375	316,719

Net increase in net assets resulting from operations	$312,310	$160,438	$762,080	$278,319
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(Amounts in Thousands)

	Class D Shares	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at June 30, 2025	$114,349	$566,862	$1,775	$844,897	$343,171	$1,873,052	$2,986,153	$60,765	$1	$1	$6,791,026
Consideration from the issuance of shares	50,998	537,034	2,921	526,558	1	—	—	271	—	—	1,117,783
Repurchase of shares	—	(39)	—	(32)	—	(3,213)	(5,829)	—	—	—	(9,113)
Early repurchase fee	6	40	—	54	15	82	138	3	—	—	338
Transfers in	283	1,341	—	—	220	3,672	220	—	—	—	5,736
Transfers out	(1,307)	—	—	(316)	(220)	—	(3,893)	—	—	—	(5,736)
Net increase in net assets resulting from capital activity	49,980	538,376	2,921	526,264	16	541	(9,364)	274	—	—	1,109,008
Net investment (loss) income	(727)	(4,747)	(22)	(6,171)	(1,564)	(8,346)	(14,061)	208	—	—	(35,430)
Net realized loss	(15)	(97)	(1)	(129)	(35)	(191)	(322)	(7)	—	—	(797)
Net change in unrealized appreciation	6,894	44,599	186	58,483	15,294	82,055	138,351	2,675	—	—	348,537
Net increase in net assets resulting from investment operations	6,152	39,755	163	52,183	13,695	73,518	123,968	2,876	—	—	312,310
Accrued shareholder servicing fees and distribution fees	(1,118)	—	(207)	(39,001)	(263)	—	(6,995)	—	—	—	(47,584)
Balance at September 30, 2025	$169,363	$1,144,993	$4,652	$1,384,343	$356,619	$1,947,111	$3,093,762	$63,915	$1	$1	$8,164,760

Balance at December 31, 2024	$—	$899	$—	$3,701	$294,461	$1,501,848	$2,487,178	$55,296	$1	$1	$4,343,385
Consideration from the issuance of shares	163,432	1,081,002	4,784	1,394,787	28,646	229,075	313,765	574	—	—	3,216,065
Repurchase of shares	—	(39)	—	(135)	—	(4,128)	(11,444)	—	—	—	(15,746)
Early repurchase fee	9	54	—	77	29	156	264	5	—	—	594
Transfers in	283	2,950	—	—	220	13,298	220	—	—	—	16,971
Transfers out	(1,965)	—	—	(316)	(4,477)	—	(10,213)	—	—	—	(16,971)
Net increase in net assets resulting from capital activity	161,759	1,083,967	4,784	1,394,413	24,418	238,401	292,592	579	—	—	3,200,913
Net investment (loss) income	(1,422)	(7,632)	(27)	(10,930)	(5,852)	(30,940)	(52,714)	355	—	—	(109,162)
Net realized gain	485	1,782	—	3,081	1,911	10,078	17,204	326	—	—	34,867
Net change in unrealized appreciation	11,965	65,977	230	93,582	42,778	227,724	386,760	7,359	—	—	836,375
Net increase in net assets resulting from investment operations	11,028	60,127	203	85,733	38,837	206,862	351,250	8,040	—	—	762,080
Accrued shareholder servicing fees and distribution fees	(3,424)	—	(335)	(99,504)	(1,097)	—	(37,258)	—	—	—	(141,618)
Balance at September 30, 2025	$169,363	$1,144,993	$4,652	$1,384,343	$356,619	$1,947,111	$3,093,762	$63,915	$1	$1	$8,164,760

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED) (Continued)
(Amounts in Thousands)

	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at June 30, 2024	$334	$2,825	$74,791	$909,397	$1,622,034	$157	$1	$1	$2,609,540
Consideration from the issuance of shares	25	450	143,918	183,286	357,879	131	—	—	685,689
Repurchase of shares	—	—	—	—	(684)	—	—	—	(684)
Early repurchase fee	—	—	2	11	21	—	—	—	34
Transfers in	—	—	—	621	—	—	—	—	621
Transfers out	—	—	(177)	—	(444)	—	—	—	(621)
Accrued shareholder servicing fees and distribution fees	—	(40)	(3,017)	—	(30,006)	—	—	—	(33,063)
Net investment loss	(3)	(29)	(1,749)	(9,397)	(17,904)	—	—	—	(29,082)
Net realized loss	—	(4)	(207)	(1,029)	(1,962)	—	—	—	(3,202)
Net change in unrealized appreciation	21	196	11,512	62,282	118,693	18	—	—	$192,722
Balance at September 30, 2024	$377	$3,398	$225,073	$1,145,171	$2,047,627	$306	$1	$1	$3,421,954

Balance at December 31, 2023	$1,804	$—	$—	$115,196	$550,983	$51	$1	$1	$668,036
Consideration from the issuance of shares	364	3,425	217,505	933,981	1,430,843	228	—	—	2,586,346
Repurchase of shares	—	—	—	(75)	(965)	—	—	—	(1,040)
Early repurchase fee	—	—	2	17	32	—	—	—	51
Transfers in	—	—	—	5,312	—	—	—	—	5,312
Transfers out	(1,818)	—	(328)	—	(3,166)	—	—	—	(5,312)
Accrued shareholder servicing fees and distribution fees	—	(243)	(4,518)	—	(104,997)	—	—	—	(109,758)
Net investment (loss) income	(4)	(36)	(1,988)	(12,640)	(23,619)	1	—	—	(38,286)
Net realized (loss) gain	—	—	(124)	(27)	37	—	—	—	(114)
Net change in unrealized appreciation	31	252	14,524	103,407	198,479	26	—	—	$316,719
Balance at September 30, 2024	$377	$3,398	$225,073	$1,145,171	$2,047,627	$306	$1	$1	$3,421,954

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net increase in net assets from operations	$762,080	$278,319
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(815,379)	(326,635)
Net change in unrealized appreciation on foreign currency translation	(172,625)	(9,908)
Net change in unrealized depreciation (appreciation) on foreign currency forward contracts	94,957	(337)
Realized gain on investments	(32,761)	(4,111)
Deferred financing cost amortization	1,968	—
Deferred offering costs amortization	—	815
Class F Shares issued as payment of directors’ fees and expenses	375	220
Class F Shares issued as payment of performance participation allocation	199	8
Acquisition of portfolio companies	(2,035,866)	(1,907,356)
Proceeds from disposal of or repayments from interests in portfolio companies	65,315	12,708
Changes in operating assets and liabilities:
Change in accrued performance participation allocation	151,285	52,888
Change in deferred income taxes	56,672	20,161
Change in prepaids and other assets	(482)	(183)
Change in due from Manager	(375)	13,451
Change in dividends receivable	(3,958)	(2,611)
Change in other accrued expenses and liabilities	3,768	10,586
Change in directors’ fees and expenses payable	—	14
Change in due to Manager and affiliates	13,889	(7,601)
Net cash used in operating activities	(1,910,938)	(1,869,572)
Financing activities
Proceeds from issuance of shares	3,215,491	2,586,118
Repayment of Line of Credit	—	(19,200)
Payment of offering costs	—	(1,397)
Payments of shareholder servicing fees and distribution fees	(18,169)	(4,100)
Payment of deferred financing costs	(3,586)	—
Repurchase of shares, net of early repurchase fee	(15,152)	(989)
Net cash provided by financing activities	3,178,584	2,560,432
Effect of exchange rate changes on cash and cash equivalents and foreign currencies at fair value	1	—
Net increase in cash and cash equivalents and foreign currencies at fair value	1,267,647	690,860
Cash and cash equivalents and foreign currencies at fair value, beginning of period	601,530	18,007
Cash and cash equivalents and foreign currencies at fair value, end of period	$1,869,177	$708,867

	Nine Months Ended September 30,
	2025	2024
Supplemental Disclosure of Non-Cash Financing Activities
Change in shareholder servicing fees and distribution fees payable	$141,618	$109,758

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (UNAUDITED)
(Amounts in Thousands)

Issuer	Asset	Industry	Geography(1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Information Technology - 29.3%
Other investments in portfolio companies(2)		Information Technology	(3)	Level III	Various	N/A	N/A	$1,819,103	22.3%
Omnissa	Equity interest held through KKR Modena Aggregator L.P.	Information Technology	Americas	Level III	USD	N/A	N/A	576,000	7.0%
Health Care - 24.4%
Cotiviti Holdings, Inc.	Equity interest held through KKR Compass Aggregator L.P.	Health Care	Americas	Level III	USD	N/A	N/A	747,556	9.2%
Other investments in portfolio companies(2)		Health Care	(4)	Level III	Various	N/A	N/A	1,218,248	14.9%
Other investment in portfolio company		Health Care	Asia Pacific	Level I	INR	N/A	N/A	22,892	0.3%
Financials - 9.3%
Other investments in portfolio companies(2)		Financials	(5)	Level III	Various	N/A	N/A	759,707	9.3%
Industrials - 7.3%
Other investments in portfolio companies(2)		Industrials	(6)	Level III	Various	N/A	N/A	598,326	7.3%
Consumer Discretionary - 6.1%
Other investments in portfolio companies(2)		Consumer Discretionary	(7)	Level III	Various	N/A	N/A	502,353	6.1%
Communication Services - 4.9%
Other investments in portfolio companies(2)		Communication Services	(8)	Level III	Various	N/A	N/A	399,268	4.9%
Consumer Staples - 2.7%
Other investments in portfolio companies(2)		Consumer Staples	(9)	Level III	Various	N/A	N/A	218,156	2.7%
Materials - 0.6%
Other investments in portfolio companies(2)		Materials	(10)	Level III	Various	N/A	N/A	48,227	0.6%
Total Portfolio Companies (cost of $5,589,172)								$6,909,836	84.6%

Foreign Currency Forward Contracts
Goldman, Sachs & Co.	Sell JPY/USD	N/A	N/A	Level II	JPY	10/7/2025	23,020,000	$1,230	—%
Nomura International PLC	Sell JPY/USD	N/A	N/A	Level II	JPY	10/7/2025	2,470,000	1,130	—%
Barclays Bank PLC	Sell CNH/USD	N/A	N/A	Level II	CNH	10/9/2025	140,000	743	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	34,000	278	—%

Goldman, Sachs & Co.	Sell AUD/USD	N/A	N/A	Level II	AUD	10/7/2025	11,300	250	—%
Nomura International PLC	Sell INR/USD	N/A	N/A	Level II	INR	10/7/2025	736,300	240	—%
Nomura International PLC	Sell CNH/USD	N/A	N/A	Level II	CNH	10/9/2025	566,300	123	—%
Nomura International PLC	Sell SGD/USD	N/A	N/A	Level II	SGD	10/7/2025	6,900	101	—%
Goldman, Sachs & Co.	Sell INR/USD	N/A	N/A	Level II	INR	10/7/2025	799,800	84	—%
Nomura International PLC	Sell JPY/USD	N/A	N/A	Level II	JPY	10/7/2025	1,363,900	76	—%
Barclays Bank PLC	Sell KRW/USD	N/A	N/A	Level II	KRW	10/10/2025	4,260,000	40	—%
Nomura International PLC	Sell JPY/USD	N/A	N/A	Level II	JPY	10/7/2025	581,000	27	—%
Nomura International PLC	Sell AUD/USD	N/A	N/A	Level II	AUD	10/7/2025	1,000	22	—%
Nomura International PLC	Sell KRW/USD	N/A	N/A	Level II	KRW	10/10/2025	253,000	3	—%
Nomura International PLC	Buy NOK/USD	N/A	N/A	Level II	NOK	10/7/2025	582,000	2	—%
Nomura International PLC	Sell INR/USD	N/A	N/A	Level II	INR	1/15/2026	736,300	2	—%
Nomura International PLC	Buy AUD/USD	N/A	N/A	Level II	AUD	10/7/2025	69,400	1	—%
Barclays Bank PLC	Sell KRW/USD	N/A	N/A	Level II	KRW	1/15/2026	4,260,000	1	—%
Goldman, Sachs & Co.	Sell INR/USD	N/A	N/A	Level II	INR	1/15/2026	230,200	1	—%
Goldman, Sachs & Co.	Buy AUD/USD	N/A	N/A	Level II	AUD	10/7/2025	11,300	—	—%
Royal Bank of Canada	Buy AUD/USD	N/A	N/A	Level II	AUD	10/7/2025	12,200	—	—%
Nomura International PLC	Buy GBP/USD	N/A	N/A	Level II	GBP	10/7/2025	15,200	—	—%
Nomura International PLC	Buy SEK/USD	N/A	N/A	Level II	SEK	10/7/2025	189,000	—	—%
Nomura International PLC	Buy SGD/USD	N/A	N/A	Level II	SGD	10/7/2025	6,900	—	—%
Barclays Bank PLC	Buy CNH/USD	N/A	N/A	Level II	CNH	10/9/2025	140,000	—	—%
Nomura International PLC	Buy CNH/USD	N/A	N/A	Level II	CNH	10/9/2025	604,400	—	—%
Nomura International PLC	Buy KRW/USD	N/A	N/A	Level II	KRW	10/10/2025	253,000	—	—%
Nomura International PLC	Sell KRW/USD	N/A	N/A	Level II	KRW	1/15/2026	253,000	—	—%
Goldman, Sachs & Co.	Buy INR/USD	N/A	N/A	Level II	INR	10/7/2025	230,200	(1)	—%
Nomura International PLC	Buy JPY/USD	N/A	N/A	Level II	JPY	10/7/2025	5,118,900	(1)	—%
Royal Bank of Canada	Buy SEK/USD	N/A	N/A	Level II	SEK	10/7/2025	1,036,000	(1)	—%
Nomura International PLC	Sell SGD/USD	N/A	N/A	Level II	SGD	1/15/2026	6,900	(1)	—%
Royal Bank of Canada	Buy EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	45,300	(2)	—%
Barclays Bank PLC	Buy KRW/USD	N/A	N/A	Level II	KRW	10/10/2025	4,260,000	(2)	—%
Goldman, Sachs & Co.	Sell AUD/USD	N/A	N/A	Level II	AUD	1/15/2026	11,300	(2)	—%
Royal Bank of Canada	Sell AUD/USD	N/A	N/A	Level II	AUD	1/15/2026	12,200	(2)	—%
Barclays Bank PLC	Buy EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	53,700	(3)	—%
Nomura International PLC	Sell SEK/USD	N/A	N/A	Level II	SEK	1/15/2026	189,000	(3)	—%
Nomura International PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	1/15/2026	15,200	(3)	—%
Barclays Bank PLC	Sell CNH/USD	N/A	N/A	Level II	CNH	1/15/2026	140,000	(4)	—%
Nomura International PLC	Buy INR/USD	N/A	N/A	Level II	INR	10/7/2025	736,300	(5)	—%
Nomura International PLC	Sell JPY/USD	N/A	N/A	Level II	JPY	1/15/2026	5,118,900	(5)	—%
Goldman, Sachs & Co.	Buy EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	133,800	(7)	—%
Goldman, Sachs & Co.	Buy JPY/USD	N/A	N/A	Level II	JPY	10/7/2025	32,820,000	(7)	—%
Nomura International PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	10/7/2025	400	(9)	—%
Royal Bank of Canada	Sell EUR/USD	N/A	N/A	Level II	EUR	1/15/2026	45,300	(10)	—%
Nomura International PLC	Sell AUD/USD	N/A	N/A	Level II	AUD	1/15/2026	69,400	(10)	—%

Nomura International PLC	Sell NOK/USD	N/A	N/A	Level II	NOK	1/15/2026	582,000	(10)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	290	(11)	—%
Nomura International PLC	Sell CNH/USD	N/A	N/A	Level II	CNH	1/15/2026	604,400	(11)	—%
Barclays Bank PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	1/15/2026	53,700	(13)	—%
Royal Bank of Canada	Sell SEK/USD	N/A	N/A	Level II	SEK	1/15/2026	1,036,000	(26)	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	1/15/2026	133,800	(30)	—%
Nomura International PLC	Sell CNH/USD	N/A	N/A	Level II	CNH	10/9/2025	38,100	(32)	—%
Nomura International PLC	Buy EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	663,181	(34)	—%
Goldman, Sachs & Co.	Sell JPY/USD	N/A	N/A	Level II	JPY	1/15/2026	32,820,000	(43)	—%
Goldman, Sachs & Co.	Buy INR/USD	N/A	N/A	Level II	INR	10/7/2025	569,600	(45)	—%
Nomura International PLC	Sell JPY/USD	N/A	N/A	Level II	JPY	10/7/2025	704,000	(68)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	1/15/2026	663,181	(94)	—%
Royal Bank of Canada	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	9,300	(128)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	45,700	(135)	—%
Goldman, Sachs & Co.	Sell JPY/USD	N/A	N/A	Level II	JPY	10/7/2025	9,800,000	(166)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	7,000	(205)	—%
Royal Bank of Canada	Sell AUD/USD	N/A	N/A	Level II	AUD	10/7/2025	12,200	(254)	—%
Nomura International PLC	Sell SEK/USD	N/A	N/A	Level II	SEK	10/7/2025	94,000	(567)	—%
Barclays Bank PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	17,200	(825)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	9,700	(826)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	13,000	(1,029)	—%
Nomura International PLC	Sell SEK/USD	N/A	N/A	Level II	SEK	10/7/2025	95,000	(1,227)	—%
Nomura International PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	10/7/2025	14,800	(1,268)	—%
Nomura International PLC	Sell NOK/USD	N/A	N/A	Level II	NOK	10/7/2025	582,000	(1,288)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	27,000	(1,947)	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	36,500	(2,005)	—%
Barclays Bank PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	36,500	(2,023)	—%
Royal Bank of Canada	Sell SEK/USD	N/A	N/A	Level II	SEK	10/7/2025	192,000	(2,098)	—%
Nomura International PLC	Sell AUD/USD	N/A	N/A	Level II	AUD	10/7/2025	68,400	(2,679)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	61,400	(2,836)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	66,391	(3,156)	(0.1)%
Royal Bank of Canada	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	36,000	(4,062)	(0.1)%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	97,300	(4,672)	(0.1)%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	59,600	(6,002)	(0.1)%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	99,000	(8,353)	(0.1)%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	10/7/2025	240,100	(8,540)	(0.1)%
Royal Bank of Canada	Sell SEK/USD	N/A	N/A	Level II	SEK	10/7/2025	844,000	(12,206)	(0.2)%
Total Foreign Currency Forward Contracts								$(64,638)	(0.8)%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	$1,868,482	22.9%

Total Investments in Money Market Funds (cost of $1,868,482)	$1,868,482	22.9%

Total Investments and Cash Equivalents (cost of $7,457,654)	$8,713,680	106.7%

(1) The estimated fair value of our portfolio companies in the Americas, EMEA and Asia Pacific as a percentage of net assets was approximately 47.3%, 28.6% and 8.7%, respectively, as of September 30, 2025. The cost basis of portfolio companies in Americas, EMEA and Asia Pacific were $3,025,714, $1,959,483 and $603,975, respectively. The fair value of portfolio companies in Americas, EMEA and Asia Pacific were $3,860,649, $2,337,825 and $711,362, respectively.
(2) There were no single investments included in this category that exceeded 5% of net assets.
(3) 39.7% of fair value shown is domiciled in Americas, 23.7% in Asia Pacific and 36.6% in EMEA.
(4) 44.1% of fair value shown is domiciled in Americas, 53.7% in EMEA and 2.2% in Asia Pacific.
(5) 53.2% of fair value shown is domiciled in EMEA, 44.8% in Americas and 2.0% in Asia Pacific.
(6) 86.5% of fair value shown is domiciled in Americas and 13.5% in EMEA.
(7) 69.6% of fair value shown is domiciled in Americas, 26.5% in EMEA and 3.9% in Asia Pacific.
(8) 90.7% of fair value shown is domiciled in EMEA and 9.3% in Americas.
(9) 83.0% of fair value shown is domiciled in Asia Pacific and 17.0% in EMEA.
(10) 69.3% of fair value shown is domiciled in Americas and 30.7% in Asia Pacific.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2024
(Amounts in Thousands)

Issuer	Asset	Industry	Geography(1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Information Technology - 30.0%
Omnissa	Equity interest held through KKR Modena Aggregator L.P.	Information Technology	Americas	Level III	USD	N/A	N/A	$384,000	8.9%
Other investments in portfolio companies(2)		Information Technology	(3)	Level III	Various	N/A	N/A	917,216	21.1%
Health Care - 21.5%
Cotiviti Holdings, Inc.	Equity interest held through KKR Compass Aggregator L.P.	Health Care	Americas	Level III	USD	N/A	N/A	528,000	12.2%
Other investments in portfolio companies(2)		Health Care	(4)	Level III	Various	N/A	N/A	405,141	9.3%
Industrials - 14.4%
Other investments in portfolio companies(2)		Industrials	(5)	Level III	Various	N/A	N/A	627,216	14.4%
Financials - 12.7%
Other investment in portfolio companies(2)		Financials	(6)	Level III	Various	N/A	N/A	550,118	12.7%
Consumer Discretionary - 8.2%
Other investments in portfolio companies(2)		Consumer Discretionary	(7)	Level III	Various	N/A	N/A	355,842	8.2%
Communication Services - 2.2%
Other investments in portfolio companies(2)		Communication Services	(8)	Level III	Various	N/A	N/A	95,640	2.2%
Materials - 0.7%
Other investment in portfolio company		Materials	Americas	Level III	USD	N/A	N/A	30,400	0.7%
Consumer Staples - 0.6%
Other investment in portfolio company		Consumer Staples	EMEA	Level III	USD	N/A	N/A	24,946	0.6%
Total Portfolio Companies (cost of $3,585,860)								$3,918,519	90.3%

Foreign Currency Forward Contracts
Goldman Sachs		N/A	N/A	Level II	EUR	October 7, 2025	97,300	7,186	0.2%
Goldman Sachs		N/A	N/A	Level II	JPY	October 7, 2025	23,020,000	6,042	0.2%
Nomura International plc		N/A	N/A	Level II	EUR	October 7, 2025	61,400	4,643	0.1%
Goldman Sachs		N/A	N/A	Level II	EUR	October 7, 2025	36,500	2,452	0.1%
Barclays Bank PLC		N/A	N/A	Level II	EUR	October 7, 2025	36,500	2,434	0.1%

Nomura International plc	N/A	N/A	Level II	JPY	October 7, 2025	2,470,000	1,616	—%
Nomura International plc	N/A	N/A	Level II	EUR	October 7, 2025	27,000	1,364	—%
Nomura International plc	N/A	N/A	Level II	EUR	October 7, 2025	59,600	1,359	—%
Barclays Bank PLC	N/A	N/A	Level II	EUR	October 7, 2025	17,200	1,271	—%
Barclays Bank PLC	N/A	N/A	Level II	CNH	October 9, 2025	140,000	1,018	—%
Goldman Sachs	N/A	N/A	Level II	AUD	October 7, 2025	11,300	711	—%
Nomura International plc	N/A	N/A	Level II	SEK	October 7, 2025	95,000	144	—%
Nomura International plc	N/A	N/A	Level II	AUD	October 7, 2025	1,000	63	—%
Royal Bank of Canada	N/A	N/A	Level II	SEK	October 7, 2025	844,000	16	—%
Total Foreign Currency Forward Contracts							$30,319	0.7%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio	N/A	N/A	Level I	USD	N/A	N/A	$600,933	13.8%
Total Investments in Money Market Funds (cost of $600,933)							$600,933	13.8%

Total Investments and Cash Equivalents (cost of $4,186,793)							$4,549,771	104.8%

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

K-PEC conducts a continuous private offering of its investor shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act of 1933, as amended) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S. As of September 30, 2025, we offered four classes of investor shares: Class S Shares, Class D Shares, Class U Shares and Class I Shares. As of January 2, 2025, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, with the Class S Shares, Class D Shares, Class U Shares and Class I Shares, the “Investor Shares” and, together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) were no longer available for purchase. We may offer additional classes of Investor Shares in the future.

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

For a detailed discussion about K-PEC’s significant accounting policies, see Note 2 to the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During the nine months ended September 30, 2025, there were no significant updates to K-PEC’s significant accounting policies.

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

Reclassifications

During the three and nine months ended September 30, 2025, the Company reclassified $2,039 and $7,067 for the three and nine months ended September 30, 2024 out of General and administrative expense and into Professional fees on the Consolidated Statements of Operations to conform to current period presentation. This reclassification had no impact on Net increase in net assets resulting from operations.

During the nine months ended September 30, 2025, the Company reclassified $20,161 for the nine months ended September 30, 2024 out of Change in other accrued expenses and liabilities and into Change in deferred income taxes on the Consolidated Statements of Cash Flows to conform to current period presentation. This reclassification had no impact on Net increase in net assets resulting from operations.

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

3.Investments

Summarized Portfolio Company Financial Information

The following table presents unaudited summarized financial information, in the aggregate, for the portfolio companies in which the Company has an indirect equity interest. Amounts provided do not represent the Company’s proportionate share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$13,314,863	$8,352,187	$37,223,325	$12,952,565
Expenses	13,943,609	8,401,197	38,885,813	13,338,682
Loss before taxes	(628,746)	(49,010)	(1,662,488)	(386,117)
Income tax expense	314,505	323,629	457,539	339,225
Consolidated net loss	(943,251)	(372,639)	(2,120,027)	(725,342)
Net (income) loss attributable to non-controlling interests	(48,919)	—	(113,423)	72
Net loss	$(992,170)	$(372,639)	$(2,233,450)	$(725,270)

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

4.Fair Value Measurements - Investments
The following tables present fair value measurements of investments, by major class, according to the fair value hierarchy:

	September 30, 2025
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	$22,892	$—	$6,886,944	$6,909,836
Unrealized appreciation on foreign currency forward contracts	—	4,354	—	4,354
Unrealized depreciation on foreign currency forward contracts	—	(68,992)	—	(68,992)
Investments in Money Market Funds	1,868,482	—	—	1,868,482
Total	$1,891,374	$(64,638)	$6,886,944	$8,713,680

	December 31, 2024
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	$—	$—	$3,918,519	$3,918,519
Unrealized appreciation on foreign currency forward contracts	—	30,319	—	30,319
Investments in Money Market Funds	600,933	—	—	600,933
Total	$600,933	$30,319	$3,918,519	$4,549,771

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level III inputs for the nine months ended September 30, 2025:

Nine Months Ended September 30, 2025
Investments	Balance as of December 31, 2024	Purchases	Sales and Proceeds from Investments	Realized gain on investments	Net change in unrealized appreciation on investments	Net change in unrealized appreciation on foreign currency translation	Balance as of September 30, 2025
Portfolio companies	$3,918,519	$2,017,082	$(65,315)	$32,761	$810,426	$173,471	$6,886,944

The total change in unrealized appreciation (depreciation) included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2025 attributable to Level III investments and foreign currency translation still held at September 30, 2025 was $816,786 and $173,471, respectively.

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

The following tables present the quantitative information about Level III fair value measurements of the Company’s portfolio companies as of September 30, 2025 and December 31, 2024:

Level III Assets	Fair Value September 30, 2025	Valuation Methodology and Inputs	Unobservable Input(s)(1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$6,886,944	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	7.8%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	40.9%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	41.5%	0.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	17.6%	0.0% - 100.0%	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.6x	7.8x - 23.1x	Increase
			Enterprise Value / Forward Revenues Multiple	9.0x	2.4x - 11.3x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	11.1%	6.3% - 20.9%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	13.5x	8.5x - 23.0x	Increase

Level III Assets	Fair Value December 31, 2024	Valuation Methodology and Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$3,918,519	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	9.0%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	35.3%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	34.0%	0.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	30.7%	0.0%- 100.0%	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.5x	9.0x - 24.3x	Increase
			Enterprise Value / Forward Revenues Multiple	8.5x	2.3x - 10.0x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	11.5%	6.0% - 19.7%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	13.3x	8.5x - 23.0x	Increase
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

For the three months ended September 30, 2025 and 2024, the Manager earned $21,781 and $8,338 in gross Management Fees, respectively, and the Company offset Management fees and certain other expenses of $22,157 and $8,338, respectively. For the nine months ended September 30, 2025 and 2024, the Manager earned $53,174 and $16,959 in gross Management Fees, respectively, and the Company offset Management fees and certain other expenses of $54,462 and $18,333, respectively.

As of September 30, 2025 and December 31, 2024, the Company did not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

As of September 30, 2025 and December 31, 2024, there were unapplied credits of $25,437 and $42,660, respectively, to be carried forward that relate to Other Fees earned.

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

If the Performance Participation Allocation is paid in Class F Shares, such Shares may be repurchased at KKR’s request and are subject to the repurchase limitations of our share repurchase plan. To align its economic interests with those of Shareholders, KKR has an internal policy that delays the timing for when it will receive cash proceeds in respect of the Performance Participation Allocation. Pursuant to this internal policy, KKR intends (i) to initially elect to receive the Performance Participation Allocation in Class F Shares and (ii) to only request for repurchase such Class F Shares in our share repurchase plan at such times and in such amounts so that, on an inception-to-date basis, KKR does not receive cumulative cash proceeds from any repurchased Class F Shares greater than 15.0% of the sum of (x) gross realized gains (net of realized losses), interest income, and certain other cash distributions from all assets; plus (y) gross unrealized gains (net of unrealized losses) from indefinite life assets (as determined by KKR) generated by the Company’s assets on an inception-to-date basis. KKR has the right to modify or revoke this internal policy at any time, but will give Shareholders at least one calendar quarter’s notice prior to making significant changes to this internal policy. As of July 1, 2025, KKR revised this internal policy such that it may request for repurchase Class F Shares received in respect of the Performance Participation Allocation pursuant to its share repurchase plan at the earlier of (A) five (5) years from the original issuance thereof and (B) at such times and in such amounts so that, on an inception-to-date basis, KKR does not receive cumulative cash proceeds from any repurchased Class F Shares greater than 15.0% of the sum of (x) gross realized gains (net of realized losses), interest income, and certain other cash distributions from all assets; plus (y) gross unrealized gains (net of unrealized losses) from indefinite life assets (as determined by KKR) generated by the Company’s assets on an inception to-date basis. Additionally, effective January 1, 2026, KKR may request for repurchase a number of Class F Shares, at any time and from time to time, necessary to satisfy tax withholding obligations and/or other tax liabilities incurred in connection with the allocation of Class F Shares to KKR personnel and any such repurchases requested by KKR will not be counted toward the foregoing limitation.

For the three months ended September 30, 2025 and 2024, the Company recognized a Performance Participation Allocation of $61,999 and $31,406, respectively, and for the nine months ended September 30, 2025 and 2024, the Company recognized a Performance Participation Allocation of $151,484 and $52,896, respectively. As of September 30, 2025, a Performance Participation Allocation accrual of $151,285 was recorded in the Consolidated Statements of Assets and Liabilities. No such accrual was recorded as of December 31, 2024.

During the three months ended September 30, 2025 and 2024, the Company issued 4,417 and 236 Class F Shares, respectively, to the Class H Member totaling $146 and $7, respectively, with respect to the Performance Participation Allocation resulting from repurchases of Investor Shares by the Company during the three months ended September 30, 2025 and 2024. During the nine months ended September 30, 2025 and 2024, the Company issued 6,064 and 284 Class F Shares, respectively, to the Class H Member totaling $199 and $8, respectively, with respect to the Performance Participation Allocation resulting from repurchases of Investor Shares by the Company during the nine months ended September 30, 2025 and 2024.

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

Other Transactions with Dealer-Manager

On December 23, 2024 and April 4, 2025, the Company remitted $1,000 and $750, respectively, to the Dealer-Manager for arranger fees related to the Credit Agreement, as defined in Note 6. Credit Facility. Additionally, during the nine months ended September 30, 2025, the Company remitted $2,492 to the Dealer-Manager for its services in sourcing, organizing, and executing a tender offer for the acquisition of certain stakes in a portfolio company.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. As of September 30, 2025 and December 31, 2024, the Company has accrued $296,058 and $176,891, respectively, of Servicing Fees and Distribution Fees payable to the Dealer Manager (as defined below) related to Class R-U Shares, Class R-D Shares, Class D Shares, Class S Shares and Class U Shares sold.
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

The Expense Limitation Agreement was in effect through and including June 30, 2025 and was not renewed by the Manager and the Company for a successive term. The Company had agreed to carry forward the amount of any foregone management fee and/or expenses paid, absorbed or reimbursed by the Manager for a period not to exceed three years from the end of the month in which the Manager waived or reimbursed such fees or expenses and to reimburse the Manager for such fees or expenses in accordance with the Expense Limitation Agreement.

During the three and nine months ended September 30, 2025, the Manager recouped expenses of $4,227 and $13,187, respectively, incurred by the Company, pursuant to the Expense Limitation Agreement. During both the three and nine months ended September 30, 2024, the Manager recouped expenses of $1,303 incurred by the Company, pursuant to the Expense Limitation Agreement.

For the nine months ended September 30, 2024, the Manager agreed to reimburse expenses of $3,170 incurred by the Company pursuant to the Expense Limitation Agreement. No such expenses were agreed to be reimbursed by the Manager pursuant to the Expense Limitation Agreement for the three and nine months ended September 30, 2025. As of September 30, 2025, all amounts subject to recoupment by the Manager pursuant to the Expense Limitation Agreement have been recouped.

As of September 30, 2025 and December 31, 2024, the Company recorded $17,848 and $11,203, respectively, as Due to Manager related to amounts paid by the Manager on behalf of the Company and amounts recouped under the Expense Limitation Agreement. As of September 30, 2025, the Company recorded $375 as Due from Manager related to the reimbursement of certain expenses incurred by the Manager which they have agreed to forgo.

Acquisition of Interests in Portfolio Companies through Secondary Transactions with Related Party

During the nine months ended September 30, 2025, the Company purchased an additional interest in a portfolio company, through a tender offer, in part from investment vehicles that are managed by an affiliate of the Manager for $288,358 and recorded unrealized appreciation of $8,106 in connection with the investment acquired.

During the nine months ended September 30, 2025, the Company purchased interests in portfolio companies from an investment vehicle that is managed by an affiliate of the Manager for $317,822 and recorded unrealized appreciation of $32,719 in connection with the investments acquired.

During the nine months ended September 30, 2024, the Company purchased interests in portfolio companies from an investment vehicle that is managed by an affiliate of the Manager for $348,432 and recorded unrealized appreciation of $33,046 in connection with the investments acquired.

Acquisition of Interests in Portfolio Companies with Related Parties

During the nine months ended September 30, 2025, the Company purchased an interest in a portfolio company from an affiliated KKR-sponsored investment vehicle alongside the relevant flagship private equity vehicle as part of a sale and purchase between successive fund vintages for $32,507.

During the nine months ended September 30, 2025, alongside the relevant KKR flagship private equity vehicles, an existing investment in a portfolio company was recapitalized, and the Company invested an additional $133,973. In connection with this investment, the Company received proceeds of $64,366 and recognized a realized gain on investment of $32,761.
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

No balance was outstanding on the Line of Credit as of September 30, 2025 and December 31, 2024. During the nine months ended September 30, 2024, the Company incurred interest expense of $14, which was waived by the Line of Credit Lender. No such interest expense was incurred during the nine months ended September 30, 2025.

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

As of September 30, 2025, the Company incurred $8,827 of costs associated with entry into the Credit Agreement. These costs have been capitalized within Deferred financing costs, net on the Consolidated Statement of Assets and Liabilities. As of September 30, 2025 and December 31, 2024, total remaining unamortized deferred financing costs for the Credit Agreement was $6,817 and $5,009, respectively.

As of both September 30, 2025 and December 31, 2024, the Borrowers did not have an outstanding balance under the Credit Agreement. During the three and nine months ended September 30, 2025, the Company incurred interest expense of $1,401 and $3,568, respectively, comprised of unused fees and amortization of deferred financing costs. No such interest expense was incurred during the nine months ended September 30, 2024.

7. Shareholders’ Equity

The following table is a summary of share activity during the three months ended September 30, 2025 and shares outstanding as of that date:

	Shares Outstanding as of June 30, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of September 30, 2025
Class D Shares	3,737,299	1,621,373	—	8,958	(41,548)	5,326,082
Class I Shares	18,061,719	16,982,088	(1,229)	42,355	—	35,084,933
Class S Shares	61,075	93,129	—	—	—	154,204
Class U Shares	29,074,572	16,815,088	(1,027)	—	(10,064)	45,878,569
Class R-D Shares	11,273,752	—	—	6,969	(6,969)	11,273,752
Class R-I Shares	60,181,078	—	(102,429)	116,548	—	60,195,197
Class R-U Shares	103,636,470	1	(188,628)	7,062	(125,680)	103,329,225
Class F Shares	1,875,777	8,245	—	—	—	1,884,022
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	227,901,822	35,519,924	(293,313)	181,892	(184,261)	263,126,064

The following table is a summary of share activity during the nine months ended September 30, 2025 and shares outstanding as of that date:

	Shares Outstanding as of December 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of September 30, 2025
Class D Shares	—	5,380,262	—	8,958	(63,138)	5,326,082
Class I Shares	31,054	34,959,724	(1,229)	95,384	—	35,084,933
Class S Shares	—	154,204	—	—	—	154,204
Class U Shares	137,406	45,755,652	(4,425)	—	(10,064)	45,878,569
Class R-D Shares	10,419,393	994,131	—	6,969	(146,741)	11,273,752
Class R-I Shares	51,968,235	7,926,675	(132,873)	433,160	—	60,195,197
Class R-U Shares	93,038,669	10,998,096	(376,760)	7,062	(337,842)	103,329,225
Class F Shares	1,865,972	18,050	—	—	—	1,884,022
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	157,460,809	106,186,794	(515,287)	551,533	(557,785)	263,126,064

The following table is a summary of share activity during the three months ended September 30, 2024 and shares outstanding as of that date:

	Shares Outstanding as of June 30, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of September 30, 2024
Class I Shares	12,209	914	—	—	—	13,123
Class U Shares	110,734	16,200	—	—	—	126,934
Class R-D Shares	2,796,988	5,234,893	—	—	(6,387)	8,025,494
Class R-I Shares	33,302,088	6,640,650	—	22,572	—	39,965,310
Class R-U Shares	63,960,210	13,085,382	(25,246)	—	(16,344)	77,004,002
Class F Shares	5,657	4,742	—	—	—	10,399
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	100,187,966	24,982,781	(25,246)	22,572	(22,731)	125,145,342

The following table is a summary of share activity during the nine months ended September 30, 2024 and shares outstanding as of that date:

	Shares Outstanding as of December 31, 2023	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of September 30, 2024
Class I Shares	69,695	13,653	—	—	(70,225)	13,123
Class U Shares	—	126,934	—	—	—	126,934
Class R-D Shares	—	8,037,638	—	—	(12,144)	8,025,494
Class R-I Shares	4,452,158	35,313,662	(2,871)	202,361	—	39,965,310
Class R-U Shares	22,941,060	54,219,804	(36,083)	—	(120,779)	77,004,002
Class F Shares	1,967	8,432	—	—	—	10,399
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	27,464,960	97,720,123	(38,954)	202,361	(203,148)	125,145,342

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

As of September 30, 2025 and December 31, 2024, the Company has not issued any Shares under the DRIP.

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

During the three and nine months ended September 30, 2025, we redeemed 102,429 and 132,873 shares of Class R-I Shares, respectively, pursuant to our redemption plan, at an average price per share of $31.37 and $31.07, respectively. During the nine months ended September 30, 2024, we redeemed 2,871 shares of Class R-I Shares, pursuant to our redemption plan, at an average price per share of $26.12. No Class R-I Shares were redeemed during the three months ended September 30, 2024.

During the three and nine months ended September 30, 2025, we redeemed 188,628 and 376,760 shares of Class R-U Shares, respectively, pursuant to our redemption plan, at an average price per share of $30.90 and $30.37, respectively. During the three and nine months ended September 30, 2024, we redeemed 25,246 and 36,083 shares of Class R-U Shares, respectively, pursuant to our redemption plan, at an average price per share of $27.07 and $26.74, respectively.

During the three and nine months ended September 30, 2025, we redeemed 1,027 and 4,425 shares of Class U Shares, respectively, pursuant to our redemption plan, at an average price per share of $31.12 and $30.60, respectively. No Class U Shares were redeemed during the nine months ended September 30, 2024.

During both the three and nine months ended September 30, 2025, we redeemed 1,229 shares of Class I Shares, pursuant to our redemption plan, at an average price per share of $31.42. No Class I Shares were redeemed during the nine months ended September 30, 2024.

8. Distributions
The Company did not declare or pay any distributions during the nine months ended September 30, 2025 and 2024.

9. Commitments and Contingencies
Litigation

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

The Company had $32,655 and $29,508 of unfunded commitments in portfolio companies as of September 30, 2025 and December 31, 2024, respectively.
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

10. Financial Highlights
The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the nine months ended September 30, 2025:

	Class D Shares	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares(1)
Net asset value per share at beginning of period (January 1, 2025)	$—	$28.94	$—	$26.93	$28.26	$28.90	$26.73	$29.63	$29.64	$29.64
Consideration from the issuance of shares	30.14	0.24	34.84	5.51	0.05	—	0.19	—	—	—
Repurchase of shares	—	—	—	—	—	—	—	—	—	—
Early repurchase fee	—	—	—	—	—	—	—	—	—	—
Transfers in	—	—	—	—	—	—	—	—	—	—
Transfers out	(0.01)	—	—	—	(0.01)	—	—	—	—	—
Net increase in net assets resulting from capital activity	30.13	0.24	34.84	5.51	0.04	—	0.19	—	—	—
Net investment (loss) income(2)	(0.41)	(0.48)	(0.38)	(0.47)	(0.52)	(0.52)	(0.51)	0.19	0.19	0.19
Net realized gain (loss) and change in unrealized appreciation (depreciation)(3)	3.08	3.93	0.50	2.45	3.95	3.97	3.89	4.10	4.10	4.10
Net increase in net assets resulting from operations	2.67	3.45	0.12	1.98	3.43	3.45	3.38	4.29	4.29	4.29
Accrued shareholder servicing fees and distribution fees(2)	(1.00)	—	(4.79)	(4.25)	(0.10)	—	(0.36)	—	—	—
Net asset value per share at the end of period (September 30, 2025)	$31.80	$32.63	$30.17	$30.17	$31.63	$32.35	$29.94	$33.92	$33.93	$33.93
Weighted average shares outstanding at end of period (September 30, 2025)	3,431,403	15,902,054	69,977	23,410,427	11,335,981	60,071,591	103,707,078	1,875,390	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value(4):
Operating expenses before expenses reimbursed and/or recouped by Manager(5)(6)	0.22%	0.24%	0.16%	0.26%	0.27%	0.26%	0.28%	0.26%	0.26%	0.26%
Operating expenses reimbursed and/or recouped by Manager(5)(6)	0.17%	0.18%	0.11%	0.19%	0.21%	0.20%	0.21%	0.20%	0.20%	0.20%
Operating expenses after expenses reimbursed and/or recouped by Manager(5)(6)	0.39%	0.42%	0.27%	0.45%	0.48%	0.46%	0.49%	0.46%	0.46%	0.46%
Performance Participation Allocation(5)	2.03%	2.34%	1.91%	2.43%	2.34%	2.29%	2.43%	—%	—%	—%
Total operating expenses(5)(7)(8)	2.42%	2.76%	2.18%	2.88%	2.82%	2.75%	2.92%	0.46%	0.46%	0.46%
Net investment (loss) income(5)	(1.36)%	(1.53)%	(1.29)%	(1.60)%	(1.73)%	(1.69)%	(1.80)%	0.60%	0.60%	0.60%
Total GAAP return attributed to Shares based on net asset value(9)	8.76%	12.75%	(0.88)%	12.03%	11.92%	11.94%	12.01%	14.48%	14.47%	14.47%

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the nine months ended September 30, 2024:

	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2024)	$25.88	$—	$—	$25.87	$24.08	$26.02	$26.02	$26.02
Consideration from the issuance of shares, net	—	27.11	27.10	—	1.90	—	—	—
Repurchase of shares	—	—	—	—	—	—	—	—
Early repurchase fee	—	—	—	—	—	—	—	—
Transfers in	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	(0.01)	—	—	—
Accrued shareholder servicing fees and distribution fees (2)	—	(2.10)	(1.31)	—	(1.94)	—	—	—
Net investment (loss) income (2)	(0.61)	(0.31)	(0.58)	(0.50)	(0.44)	0.16	0.18	0.18
Net realized gain (loss) and change in unrealized appreciation (depreciation)(2)	3.42	2.07	2.83	3.28	3.00	3.20	3.18	3.18
Net increase (decrease) in net assets attributed to shareholders	2.81	(0.34)	0.94	2.78	2.51	3.36	3.36	3.36
Net asset value per share at the end of period (September 30, 2024)	$28.69	$26.77	$28.04	$28.65	$26.59	$29.38	$29.38	$29.38
Net assets at end of period (September 30, 2024)	$377	$3,398	$225,073	$1,145,171	$2,047,627	$306	$1	$1
Shares outstanding at end of period (September 30, 2024)	13,123	126,934	8,025,494	39,965,310	77,004,002	10,399	40	40
Weighted average shares outstanding at end of period (September 30, 2024)	6,785	115,648	3,453,213	25,419,205	54,036,228	6,538	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value (4):
Operating expenses before Performance Participation Allocation (5)	0.43%	0.22%	0.39%	0.42%	0.46%	0.44%	0.44%	0.44%
Operating expenses before expenses reimbursed and/or recouped by Manager (5) (7)	3.13%	1.57%	2.92%	2.98%	3.01%	0.53%	0.65%	0.65%
Operating expenses after expenses reimbursed and/or recouped by Manager (5) (7)	3.16%	1.60%	2.96%	2.93%	2.89%	0.44%	0.44%	0.44%
Operating expenses after Performance Participation Allocation (5) (8)	3.16%	1.60%	2.96%	2.93%	2.89%	0.44%	0.44%	0.44%
Net investment (loss) income(5)	(2.20)%	(1.20)%	(2.13)%	(1.83)%	(1.73)%	0.58%	0.68%	0.68%
Total GAAP return attributed to Shares based on net asset value (5)(9)	10.86%	(0.37)%	7.85%	10.75%	10.42%	12.91%	12.91%	12.91%

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
(9) The total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Participation Allocation as described in Note 5. Related Party Transactions. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s Shares. The Company did not declare or pay any distributions during the nine months ended September 30, 2025 and 2024.

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

If foreign corporate subsidiaries of the Company generate U.S. source income that is not effectively connected with a U.S. trade or business, the foreign corporate subsidiary could be subject to a 30% federal income tax on its share of all fixed or determinable annual or periodical gains, profits and income unless certain statutory exceptions are met. The tax is expected to be withheld at the source and taxes withheld can be used as a payment against the U.S. income tax liability of the foreign corporate subsidiaries. The Company holds certain investments which may generate U.S. source interest or dividends subject to this 30% withholding tax for the foreign corporate subsidiaries.

For the three months ended September 30, 2025 and 2024, the effective tax rates were 11.7% and 9.8%, respectively, and for the nine months ended September 30, 2025 and 2024, the effective tax rates were 7.8% and 6.8%, respectively. For both the three and nine months ended September 30, 2025 and 2024, the primary items giving rise to the difference between the 0.0% federal statutory rate applicable to partnerships and the effective tax rate is due to U.S. federal, state and local taxes on income from the Company’s subsidiaries that are treated as corporations for U.S. federal, state or local purposes.

On July 4, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA amended and extended certain provisions of the 2017 Tax Cuts and Jobs Act. At this time, the Company does not believe the OBBBA will have a material impact on the Company’s income taxes but continues to monitor the issuance of additional guidance from the U.S. Treasury and the U.S. Internal Revenue Service.

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

13. Subsequent Event
Unregistered Sales of Equity Securities

On October 1, 2025, the Company sold the following Investor Shares of the Company (with the final number of shares determined on October 21, 2025) to investors for cash:

Class	Number of Shares Sold	Net Consideration
Class D Shares	537,769	$17,515
Class I Shares	4,463,831	146,317
Class S Shares	53,870	1,745
Class U Shares	5,555,509	179,979
		$345,556

Share Repurchases

On November 5, 2025, we redeemed 819, 11,140, 8,195, 20,516, 114,603, and 192,977 shares of Class D Shares, Class I Shares, Class U Shares, Class R-D Shares, Class R-I Shares and Class R-U Shares, respectively, pursuant to our redemption plan, at a price per share of $32.57, $32.78, $32.40, $32.57, $32.73, and $32.10, respectively.

Performance Participation Allocation

On October 1, 2025, the Company issued 4,408,183 Class F Shares to KKR in satisfaction of the Performance Participation Allocation liability of $151,285 due to KKR as of September 30, 2025.

Revolving Credit Agreement

On October 15, 2025, the Borrowers entered into two lender joinder agreements to the Credit Agreement. Pursuant to the joinders, the credit available to the Borrowers was increased by $250,000 to an aggregate principal amount of $600,000. The Credit Agreement continues to include an uncommitted accordion feature that allows the Borrowers to increase the commitment to up to $1,500,000 in the aggregate. On October 15, 2025, the Company remitted $1,250 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Credit Agreement.

Except as described above, the material terms of the Credit Agreement remain unchanged.

Line of Credit

On November 11, 2025, the Line of Credit Lender agreed to extend the Line of Credit an additional six months through June 19, 2026, subject to additional six-month extension options.

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
We expect that in the ordinary course, our acquisitions of portfolio companies, whether made through our Joint Ventures or, to a lesser extent, our other acquisition strategies, will make up approximately 80% of our assets. We expect that we will own and control the large majority by value of those Joint Ventures and that the large majority by value of such Joint Ventures will majority-own or primarily control their underlying portfolio companies. Additionally, we expect that up to 20% of our assets will consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high yield credit, asset-backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include (i) securities or loans of KKR portfolio companies and/or (ii) funds invested in any of the foregoing managed by KKR or affiliates thereof) (collectively, the “Liquidity Portfolio”) in each case in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity. These types of liquid assets may exceed 20% of our assets at any given time due to new subscriptions, shareholder participation in our share repurchase program, distributions from, or dispositions of, portfolio companies or for other reasons as KKR DAV Manager LLC (our “Manager”) determines. In addition to the target of 20% for our Liquidity Portfolio, we intend to abide by certain other guidelines on our overall portfolio construction. We will not acquire any cryptocurrency. Additionally, (a) no more than 5% of our assets will consist of interests in “blind pools” and (b) no more than 10% of our assets will consist of publicly traded equity securities (not including any portfolio company that becomes publicly traded during the term of our ownership or acquisitions in connection with take-private transactions or where the Company may, directly or through its Joint Ventures, direct the appointment of at least one member of the portfolio company’s board of directors).
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
We conduct a continuous private offering of our Shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”), including under Regulation D and Regulation S. As of September 30, 2025, we offer four classes of investor shares: Class S Shares, Class D Shares, Class U Shares and Class I Shares. As of January 2, 2025, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, with the Class S Shares, Class D Shares, Class U Shares and Class I Shares, the “Investor Shares” and, together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) were no longer available for purchase. We may offer additional classes of Investor Shares in the future.

Recent Developments

Portfolio Company Activity

During the three months ended September 30, 2025, the Company acquired indirect interests in the following new portfolio companies:

Portfolio Company	Description
Ascend Asia Financial Services Group Pte. Ltd.	Ascend Asia Financial Services Group Pte. Ltd. is a newly established financial advisory platform licensed to distribute life insurance, general insurance and wealth products and is based in Singapore.
Biotage Sweden AB
Biotage Sweden AB is a global life sciences tools platform that develops instruments, consumables and workflows for chemical separation, purification and sample preparation and is based in Uppsala, Sweden.

DAYAO Jiabin Beverages Co. Ltd.	DAYAO Jiabin Beverages Co. Ltd. is a local carbonated soft drink brand and is based in Hohhot, China.
EDI Health Group, Inc. (“DentalXChange”)	DentalXChange is a leading provider of dental clearinghouse and related solutions enabling the automated flow of claims, payment information, and other data between patients, providers, payers, and practice management system (PMS) channel partners and is based in Irvine, California.
Hoken Minaoshi Honpo Co Ltd	Hoken Minaoshi Honpo Co Ltd is a shop-model life insurance agency that provides flexible consultation options tailored to customer needs, including in-store meetings, online consultations, and home visits and is based in Japan.
Karo Healthcare AB	Karo Healthcare AB is a Swedish company specializing in over-the-counter consumer healthcare products across Europe, serving millions through pharmacies and retail channels and is based in Stockholm, Sweden.
Samhwa Co Ltd	Samhwa Co Ltd is one of the largest cosmetic packaging manufacturers in South Korea serving more than 300 brands globally, such as YSL, Valentino, Prada, La Prairie, and Dior. With end-to-end capabilities across design, research and development, and production, Samhwa plays a critical role in the premium segment of the global beauty supply chain and is based in Seoul, South Korea.
Topcon Corp	Topcon specializes in eye-care diagnostic systems and precision measurement technologies for construction and agriculture, now being strategically repositioned as a pure-play eye-care and medical technology platform, and is based in Tokyo, Japan.

In addition, during the same period, the Company acquired additional indirect interests in the Blue Sprig Pediatrics, Inc., HealthCare Global Enterprises Ltd. and IQGeo Group PLC as part of add-on transactions.

The charts below present the diversification of our portfolio companies by strategy, sector and geography as of September 30, 2025, based upon the fair value of the portfolio companies. Percentages reflect a pro forma presentation of the Company’s investments as of September 30, 2025, inclusive of any transactions which were consummated after such date but funded by the Company on or before September 30, 2025.

STRATEGY	SECTOR

GEOGRAPHY

The chart below presents the Company’s ten largest investments, based upon estimated fair value, as of September 30, 2025, inclusive of any transactions which were consummated after such date but funded by the Company on or before September 30, 2025.

Portfolio Company	Sector	Country
Cotiviti, Inc.	Health Care	United States
Omnissa, LLC (f/k/a VMware End User Computing)	Information Technology	United States
Exact Software Nederland BV	Information Technology	Netherlands
Söderberg & Partners Asset Management SA	Financials	Sweden
Fuji Soft Inc.	Information Technology	Japan
Karo Healthcare AB	Health Care	Sweden
DentalXChange	Health Care	United States
Biotage	Health Care	Sweden
USI Insurance Services LLC	Financials	United States
FGS Global Inc	Communication Services	Germany

During October 2025, the Company acquired an indirect interest in the following new portfolio company:

Portfolio Company	Description
OSTTRA	OSTTRA is a provider of post-trade workflow solutions for global OTC derivatives across rates, FX, credit and equity asset classes, serving banks, broker-dealers, asset managers and other market participants in the financial ecosystem and is based in London, United Kingdom.

In addition, during the same period, the Company acquired additional indirect interests in Frontier Biosolutions and an additional indirect interest in April SAS as part of an add-on transaction.

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

Line of Credit

On November 11, 2025, the Line of Credit Lender agreed to extend the Line of Credit (each as defined in “Note 5. Related Party Transactions” to our consolidated financial statements found elsewhere in this Quarterly Report on Form 10-Q) an additional six months through June 19, 2026, subject to additional six-month extension options.

Except as described above, the material terms of the Line of Credit remain unchanged.

Operating Results Highlights

During the three and nine months ended September 30, 2025, we raised aggregate subscription proceeds of $1,117,512 and $3,215,491, respectively, related to Investor Shares. These subscription proceeds were used, in part, to acquire our interests in new portfolio companies as well as add-on transactions in existing portfolio companies totaling $718,953 and $2,035,866 during the three and nine months ended September 30, 2025, respectively.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns(1)	Class D Shares	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares
Share class inception date	February 1, 2025	September 1, 2023	April 1, 2025	June 1, 2024	February 1, 2024	August 1, 2023	August 1, 2023
Three months ended September 30, 2025	4.25%	4.32%	4.09%	4.09%	4.25%	4.32%	4.10%
Nine months ended September 30, 2025	11.39%	13.27%	6.44%	12.51%	13.03%	13.25%	12.53%
Inception to date annualized September 30, 2025	Not applicable	12.94%	Not applicable	15.16%	14.51%	13.25%	12.25%
(1) “Inception to date annualized” for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company did not declare or pay any distributions from inception through September 30, 2025. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

Results of Operations

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire portfolio companies with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

The following table presents our comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Investment income
Dividend income (net of withholding tax of $7,543, $0, $7,543, and $0, respectively)	$37,175	$7,442	$29,733	$72,930	$24,130	$48,800
Total investment income	37,175	7,442	29,733	72,930	24,130	48,800

Operating expenses
Performance participation allocation	61,999	31,406	30,593	151,484	52,896	98,588
Management fee expense	21,781	8,338	13,443	53,174	16,959	36,215
Professional fees	2,748	2,039	709	7,893	7,067	826
General and administration expenses	2,453	1,505	948	6,787	4,419	2,368
Directors’ fees and expenses	153	154	(1)	461	460	1
Interest expense	1,401	—	1,401	3,568	14	3,554
Deferred offering costs amortization	—	117	(117)	—	815	(815)
Total operating expenses	90,535	43,559	46,976	223,367	82,630	140,737
Less: Management fee and expense credits	(22,157)	(8,338)	(13,819)	(54,462)	(18,333)	(36,129)
Less: Expenses reimbursed by Manager	—	—	—	—	(3,170)	3,170
Add: Expenses recouped by Manager	4,227	1,303	2,924	13,187	1,303	11,884
Less: Interest expense waived by Line of Credit Lender	—	—	—	—	(14)	14
Net operating expenses	72,605	36,524	36,081	182,092	62,416	119,676
Net investment loss	(35,430)	(29,082)	(6,348)	(109,162)	(38,286)	(70,876)

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on:
Investments	—	4,111	(4,111)	32,761	4,111	28,650
Foreign currency	(1,003)	314	(1,317)	2,038	260	1,778
Foreign currency forward contracts	206	(7,627)	7,833	68	(4,485)	4,553
Total net realized (loss) gain	(797)	(3,202)	2,405	34,867	(114)	34,981

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on:
Investments	367,491	196,106	171,385	815,379	326,635	488,744
Foreign currency translation	4,898	14,934	(10,036)	172,625	9,908	162,717
Foreign currency forward contracts	9,912	(791)	10,703	(94,957)	337	(95,294)
Foreign currency	(7)	—	(7)	—	—	—
Total net change in unrealized appreciation before income taxes	382,294	210,249	172,045	893,047	336,880	556,167
Provision for income taxes	33,757	17,527	16,230	56,672	20,161	36,511
Total net change in unrealized appreciation after income taxes	348,537	192,722	155,815	836,375	316,719	519,656

Net increase in net assets resulting from operations	$312,310	$160,438	$151,872	$762,080	$278,319	$483,761

A discussion of the results of operations for the three and nine months ended September 30, 2025 and 2024, is as follows:

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

For the three and nine months ended September 30, 2025 as compared to the comparable periods in 2024, dividend income increased by $29,733 and $48,800, respectively, driven by both an increase in income from money market funds and dividend income received from portfolio companies.

Expenses

For the three and nine months ended September 30, 2025 as compared to the same periods in 2024, total operating expenses increased by $46,976 and $140,737, respectively, primarily resulting from an increase in performance participation allocation (“Performance Participation Allocation”) and gross management fees (“Management Fee”) pursuant to the management agreement entered into between the Company and the Manager, (as amended and restated, the “Management Agreement”) earned by the Manager. Management fees were fully offset for the three and nine months ended September 30, 2025 and 2024.

For the three and nine months ended September 30, 2025, the Manager recouped expenses of $4,227 and $13,187, respectively, incurred by the Company, pursuant to the Expense Limitation Agreement, as compared to $1,303 of expenses recouped for both the three and nine months ended September 30, 2024.

For the nine months ended September 30, 2024, the Manager agreed to reimburse expenses of $3,170 incurred by the Company pursuant to the Expense Limitation Agreement. No such expenses were agreed to be reimbursed by the Manager pursuant to the Expense Limitation Agreement for the three and nine months ended September 30, 2025 and the three months ended September 30, 2024.

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

For the nine months ended September 30, 2025, we recognized a net realized gain of $34,867, compared to a net realized loss of $114 for the nine months ended September 30, 2024, with the change primarily resulting from an increase in realized gains on investments of $28,650. During the nine months ended September 30, 2025, we recognized a realized gain on investments of $32,761 resulting from the sale of an asset during the second quarter of 2025 and during the nine months ended September 30, 2024, we recognized a realized gain on investments of $4,111 resulting from a partial sale of an asset during the third quarter of 2024.

For the three and nine months ended September 30, 2025 as compared to the same periods in 2024, total net change in unrealized appreciation before income taxes increased by $172,045 and $556,167, respectively. The increase of $172,045 for the three months ended September 30, 2025 compared to the comparable period in 2024 is due primarily to an increase of $171,385 resulting from unrealized appreciation on investments related to the change in value of portfolio companies. The increase of $556,167 for the nine months ended September 30, 2025 compared to the comparable period in 2024 is due primarily to an increase of $488,744 resulting from unrealized appreciation on investments related to the change in value of portfolio companies and an increase of $162,717 resulting from unrealized appreciation on foreign currency translation related to the change in value based upon changes in foreign currency exchange rates, offset by a decrease of $95,294 resulting from unrealized depreciation on foreign currency forward contracts.

Provision for Income Taxes

The Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level, resulting in a provision for income taxes. For the three and nine months ended September 30, 2025 as compared to the comparable periods in 2024, provision for income taxes increased by $16,230 and $36,511, respectively, as a result of the increase in unrealized appreciation related to the change in value of portfolio companies for investments that are subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2025 as compared to the comparable periods in 2024, net increase in net assets resulting from operations increased by $151,872 and $483,761, respectively, primarily resulting from a net increase in unrealized appreciation after income taxes and dividend income, partially offset by an increase in Performance Participation Allocation.

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

Transactional Net Asset Value

The Company calculates net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our Transactional Net Asset Value is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of our Transactional Net Asset Value as of September 30, 2025 ($ in thousands, except shares):

Components of Transactional Net Asset Value	September 30, 2025
Investments at fair value (cost of $5,589,172)	$6,911,901
Cash and cash equivalents	1,868,983
Foreign currencies at fair value (cost of $193)	194
Other assets	18,592
Other liabilities	(107,630)
Accrued performance participation allocation	(151,285)
Accrued shareholder servicing fees and distribution fees (1)	(6,874)
Management fee payable	—
Transactional Net Asset Value	$8,533,881
Number of outstanding shares	263,126,064

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

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of September 30, 2025 ($ in thousands, except shares and per share data):

Transactional Net Asset Value Per Share	Class D Shares	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total
Transactional Net Asset Value	$173,464	$1,150,028	$4,996	$1,486,306	$367,165	$1,970,078	$3,317,184	$64,658	$1	$1	$8,533,881
Number of outstanding shares	5,326,082	35,084,933	154,204	45,878,569	11,273,752	60,195,197	103,329,225	1,884,022	40	40	263,126,064
Transactional Net Asset Value per Share as of September 30, 2025	$32.57	$32.78	$32.40	$32.40	$32.57	$32.73	$32.10	$34.32	$34.32	$34.32

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Consolidated Statement of Assets and Liabilities to our Transactional Net Asset Value:

September 30, 2025
GAAP Net Asset Value	$8,164,760
Adjustment:
Accrued shareholder servicing fees and distribution fees(1)	289,184
Deferred tax liabilities of certain taxable subsidiaries(2)	79,937
Transactional Net Asset Value	$8,533,881

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

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for portfolio companies that are valued at fair value as of September 30, 2025:

Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	7.8%	5.0% - 15.0%
	Weight Ascribed to Market Comparables	40.9%	0.0% - 100.0%
	Weight Ascribed to Discounted Cash Flow	41.5%	0.0% - 75.0%
	Weight Ascribed to Transaction Price/Other	17.6%	0.0% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.6x	7.8x - 23.1x
	Enterprise Value / Forward Revenues Multiple	9.0x	2.4x - 11.3x

Discounted Cash Flow	Weighted Average Cost of Capital	11.1%	6.3% - 20.9%
	Enterprise Value / LTM EBITDA Exit Multiple	13.5x	8.5x - 23.0x

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

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by our independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our asset values as of September 30, 2025:

Input	Hypothetical Change	Portfolio Company Values
Weighted Average Cost of Capital	0.25% decrease	+0.82%
	0.25% increase	-0.78%

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

As of September 30, 2025 and December 31, 2024, the fair value of our foreign currency forward contracts was a net liability of $64,638 and a net asset of $30,319, respectively. As of September 30, 2025 and December 31, 2024, we recorded unrealized appreciation on foreign currency forward contracts of $4,354 and $30,319, respectively, as an asset in the Consolidated Statements of Assets and Liabilities and unrealized depreciation on foreign currency forward contracts of $68,992 and $0, respectively, as a liability in the Consolidated Statements of Assets and Liabilities.

For the three and nine months ended September 30, 2025, we recorded a change in net unrealized appreciation (depreciation) on foreign currency forward contracts of $9,912 and $(94,957), respectively, in the Consolidated Statements of Operations.

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
During the three and nine months ended September 30, 2025, we redeemed 102,429 and 132,873 shares of Class R-I Shares, respectively, pursuant to our redemption plan, at an average price per share of $31.37 and $31.07, respectively. During the nine months ended September 30, 2024, we redeemed 2,871 shares of Class R-I Shares, pursuant to our redemption plan, at an average price per share of $26.12. No Class R-I Shares were redeemed during the three months ended September 30, 2024.
During the three and nine months ended September 30, 2025, we redeemed 188,628 and 376,760 shares of Class R-U Shares, respectively, pursuant to our redemption plan, at an average price per share of $30.90 and $30.37, respectively. During the three and nine months ended September 30, 2024, we redeemed 25,246 and 36,083 shares of Class R-U Shares, respectively, pursuant to our redemption plan, at an average price per share of $27.07 and $26.74, respectively.

During the three and nine months ended September 30, 2025, we redeemed 1,027 and 4,425 shares of Class U Shares, respectively, pursuant to our redemption plan, at an average price per share of $31.12 and $30.60, respectively. No Class U Shares were redeemed during the nine months ended September 30, 2024.

During both the three and nine months ended September 30, 2025, we redeemed 1,229 shares of Class I Shares, pursuant to our redemption plan, at an average price per share of $31.42. No Class I Shares were redeemed during the nine months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, the Company had $1,868,983 and $194 in cash and cash equivalents and foreign currencies at fair value, respectively. Our current cash and cash equivalents and foreign currencies at fair value balances are generally reflective of the cash necessary to fund normal operations, with our cash and cash equivalents consisting primarily of money market funds.

In addition, the Borrowers have entered into the Credit Agreement (as each term is defined in “Note 6. Credit Facility” to our consolidated financial statements found elsewhere in this Quarterly Report on Form 10-Q), under which the Borrowers have available borrowings in an aggregate principal amount of up to $600,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $1,500,000 in the aggregate. The obligations of the Borrowers and guarantors under the Credit Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Credit Agreement matures on December 23, 2027, unless there is an earlier termination or an acceleration following an event of default. As of September 30, 2025, the Borrowers did not have an outstanding balance under the Credit Agreement.

On December 20, 2023, certain wholly-owned subsidiaries of the Company entered into the Line of Credit (as defined in “Note 5. Related Party Transactions” to our consolidated financial statements found elsewhere in this Quarterly Report on Form 10-Q) to provide for up to a maximum aggregate principal amount of $300,000 with KKR Alternative Assets LLC, an affiliate of the Company. As of September 30, 2025, the Line of Credit Borrowers did not have an outstanding balance under the Line of Credit.

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
Cash Flows

Cash used in operating activities

Net cash flow used in operating activities was $1,910,938 for the nine months ended September 30, 2025 and is primarily the result of funding the acquisitions of portfolio companies, offset in part by proceeds received primarily from the disposal of an interest in a portfolio company.

Cash provided by financing activities

Net cash flow provided by financing activities was $3,178,584 for the nine months ended September 30, 2025, which primarily reflects the proceeds from the sale of Shares pursuant to our Private Offering.
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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgements and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder servicing fees and distribution fees entail uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of September 30, 2025 and December 31, 2024, the Company has accrued $296,058 and $176,891, respectively, of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class R-U Shares, Class R-D Shares, Class D, Class S Shares and Class U Shares sold.

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
Contractual Obligations
See “Note 9. Commitments and Contingencies,” to our consolidated financial statements in this Quarterly Report on Form 10-Q for any contractual obligations and commitments with payments due subsequent to September 30, 2025.

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

Changes in Fair Value

All of our portfolio companies as of September 30, 2025 are reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on portfolio companies held as of September 30, 2025, we estimate that an immediate 10% decrease in the fair value of portfolio companies generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of the portfolio companies as of September 30, 2025, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III portfolio companies would result in a decline in net increase in net assets resulting from operations of $688,694, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our portfolio companies were denominated as of September 30, 2025 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $84,298, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our fixed income investments to increase. As of September 30, 2025, we had no indebtedness.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any material legal proceedings.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, the Company repurchased Shares in the following amounts:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2025 to July 31, 2025)	—	—	—	—
Month #2 (August 1, 2025 to August 31, 2025)	293,313	$31.07	293,313	—
Month #3 (September 1, 2025 to September 30, 2025)	—	—	—	—
Total	293,313		293,313	—

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

Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Not applicable.

Item 6.    Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Certificate of Formation, dated December 6, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on April 14, 2023)

3.2	Sixth Amended and Restated Limited Liability Company Agreement, between KKR DAV Manager LLC and the Members, dated as of December 4, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2024)

10.1	Facility Upsize and Lender Joinder Agreement, dated as of October 15, 2025, by and among K-PEC Liquidity Limited, as borrower representative, Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KKR Capital Markets LLC, an indirect subsidiary of KKR & Co. Inc. and affiliate of the Company, as joint lead arranger, and Morgan Stanley Bank, N.A., as an additional lender.

10.2	Facility Upsize and Lender Joinder Agreement, dated as of October 15, 2025, by and among K-PEC Liquidity Limited, as borrower representative, Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KKR Capital Markets LLC, an indirect subsidiary of KKR & Co. Inc. and affiliate of the Company, as joint lead arranger, and Barclays Bank PLC, as an additional lender.

31.1	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR PRIVATE EQUITY CONGLOMERATE LLC

/s/ Elizabeth Van Aken
Date:	November 13, 2025	Elizabeth Van Aken
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)