Form 10-K
period 2025-12-31
KKR Private Equity Conglomerate LLC
filed 2026-03-26
CIK 1957845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of March 20, 2026, the registrant had 7,920,937 Class D Shares, 62,921,282 Class I Shares, 694,206 Class S Shares, 73,895,127 Class U Shares, 11,253,236 Class R-D Shares, 60,262,916 R-I Shares, 102,549,101 R-U Shares, 6,283,273 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding.
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
•the ability of the Manager to source adequate acquisition opportunities to timely and efficiently deploy capital;
•the ability of our portfolio companies to achieve their objectives;
•our current and expected financing arrangements;
•changes in the general interest rate environment;
•the adequacy of our cash resources, financing sources and working capital;
•the timing and amount of cash flows, distributions and dividends, from our portfolio companies;
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

Risks Related to Our Business
•Difficult market and economic conditions can materially and adversely affect our business;
•Global, regional and local events outside of our control, including geopolitical events and natural disasters, could materially and adversely impact us;
•We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could materially and adversely affect our business operations;
•We or our portfolio companies may need to incur financial leverage, resulting in additional risks;
•We may be adversely impacted by a downgrade to the U.S. credit rating;
•The failure to manage our financial and enterprise risks could materially and adversely affect our financial condition and results of operation;
•Extensive regulation of our business affects our activities and creates the potential for significant liabilities;
•Misconduct of employees of the Manager or by third-party service providers could cause significant losses to us;
•Regulations may limit our ability to raise capital, increase the cost of capital and may subject us to penalties;
•We may experience trade errors;
•Operational risks, including those relating to third parties who provide services to us, may disrupt our businesses, result in losses or limit our growth;
•Anti-corruption, anti-money laundering, trade sanctions laws and restrictions on foreign direct investment may disrupt our business;
•We are subject to focus by certain stakeholders on sustainability matters; and
•Artificial intelligence may increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.

Risks Related to Our Portfolio Companies and Industry Focus
•Our acquisitions and holdings may be subject to a number of inherent risks;
•We may acquire interests in portfolio companies through arrangements with third parties, including a minority interest, to the extent consistent with maintaining exclusion from the Investment Company Act;
•We may enter into Joint Ventures with third parties to acquire portfolio companies, which could result in shared decision-making authority and certain conflicts of interest;
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
•Fluctuations in currency values could adversely affect the U.S. dollar value of revenue streams received by us and the amount of distributions, if any, to be made by us;
•We have acquired, and may in the future acquire, preferred and/or structured equity securities and pursue opportunistic credit and debt strategies, which may materially and adversely impact our liquidity;
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
•Conflicts between KKR or its affiliates and the Company regarding syndication of portfolio companies and warehousing may not be resolved in favor of the Company;
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
•We could become subject to Title I of ERISA and/or the prohibited transaction provisions of Section 4975 of the Code, and we could be subject to potential controlled group liability; and
•Privacy, data protection, cybersecurity and artificial intelligence laws may increase compliance costs and subject us to enforcement risks and reputational risks.

Risks Related to an Investment in Our Shares
•There is no public trading market for the Shares, a Shareholder’s ability to have Shares repurchased by us is limited, and the price received may be less than the price it paid;
•We may amend the LLC Agreement without Shareholder approval and Shareholders will not be entitled to vote for the election of directors or have any right to influence or control the Company’s operations;
•We do not expect to make distributions on a regular basis;
•Valuations of our portfolio companies are estimates of fair value and may not correspond to realizable value;
•Monthly NAV calculations are not governed by any governmental or independent securities, financial or accounting rules or standards;
•Prospective shareholders will not know the NAV per Share of their investment until after acceptance;
•We have a limited operating history;
•The Company may require a shareholder to have its Shares repurchased at any time in its sole discretion; and
•Payment of the Management Fee or Performance Participation Allocation in Shares will dilute a Shareholder’s interest in the Company.

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
•The Company’s ability to make distributions depends on it receiving sufficient cash distributions from its underlying Operating Subsidiaries, and we cannot assure our Shareholders that the Company will be able to make cash distributions to them in amounts that are sufficient to fund their tax liabilities;
•Changes in tax laws related to partnerships and the “qualifying income” exception under the “publicly traded partnership” provisions may have a material adverse effect on the Company’s qualification as a partnership for U.S. federal income tax purposes; and
•Tax-exempt organizations and non-U.S. persons may face adverse U.S. tax consequences from owning Shares if the Company generates unrelated business taxable income or income effectively connected with a U.S. trade or business.

Part I.
Item 1.    Business
References herein to “KKR Private Equity Conglomerate,” “Company,” “we,” “us,” or “our” refer to KKR Private Equity Conglomerate LLC, a Delaware limited liability company, and its subsidiaries unless the context specifically requires otherwise.

General Description of Business and Operations
KKR Private Equity Conglomerate LLC was formed on December 6, 2022 as a limited liability company under the laws of the state of Delaware. We are a holding company that seeks to acquire, own and control portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation through Joint Ventures (defined below). We have been established by Kohlberg Kravis Roberts & Co. L.P. (together with its subsidiaries, “KKR”) as the flagship conglomerate to own and control Joint Ventures that, directly or indirectly, own majority and/or primarily controlling stakes in portfolio companies, and to a lesser extent, Joint Ventures that own influential yet non-controlling stakes in portfolio companies. Our Joint Ventures focus on acquiring geographically diversified portfolio companies that operate principally in the following business lines: Business & Financial Services; Consumer & Retail; Healthcare; Impact; Industrials; and Technology, Media & Telecommunications.
We are sponsored by KKR and expect to benefit from its industry leading institutional private equity sourcing and portfolio management platform pursuant to a management agreement (as amended and restated, the “Management Agreement”) entered into with KKR DAV Manager LLC (the “Manager”). We have appointed the Manager to assist us with certain management, administrative and advisory services related to identifying, acquiring, owning and controlling portfolio companies through Joint Ventures. KKR’s business activities, including those of the Manager, represent past activities of entities that are neither a parent nor subsidiary of the Company.
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
A key part of our strategy is to form Joint Ventures by pooling capital with one or more KKR Vehicles (defined below) that target acquisitions of portfolio companies that are compatible with our business strategy. We expect that we will own nearly all of our portfolio companies through Joint Ventures alongside one or more KKR Vehicles and that the Joint Ventures will be managed in a way that reflects the commonality of interests between the KKR Vehicles and the Company. The Company and the KKR Vehicles in a Joint Venture both have a shared interest in maximizing value of the Joint Venture, and we believe that a joint acquisition strategy that pools the resources of the KKR Vehicles and the Company leads to greater opportunities to gain sufficient influence or control over portfolio companies and leverages KKR’s operations-oriented management approach to value creation with the objective of achieving capital appreciation for all interest holders in the Joint Venture. We currently own, and expect to own in the future, all or substantially all of our Joint Venture interests in portfolio companies directly or indirectly through K-PEC Holdings LLC and any similar wholly owned holding company formed to acquire, own and control portfolio companies (the “Operating Subsidiaries”). In turn, each Operating Subsidiary holds our interests in portfolio companies and Joint Ventures through one or more corporations, limited liability companies or limited partnerships. For a detailed description of the types of portfolio companies we acquire, see “—Acquisition Strategies” below. We expect that most of our Joint Ventures will own a majority of and/or have primary control over, the underlying portfolio company. The Company and the applicable KKR Vehicle will hold the interests in each portfolio company as co-general partners of the relevant Joint Venture, but the relative economic interests in such Joint Venture will vary from acquisition to acquisition. In limited circumstances, we may also invest some portion of our capital into portfolio companies indirectly through vehicles we do not control. We may occasionally be a passive investor into a vehicle that holds an investment in a single portfolio company. We may also make investments into vehicles controlled by an external adviser where we do not have direct input into the underlying investments.
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

We conduct a continuous private offering of our Shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”), including under Regulation D and Regulation S. We currently offer four classes of investor shares: Class S Shares, Class D Shares, Class U Shares and Class I Shares. Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, with the Class S Shares, Class D Shares, Class U Shares and Class I Shares, the “Investor Shares” and, together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) were no longer available for purchase as of January 2, 2025. We may offer additional classes of Investor Shares in the future.

We operate our business in a manner so that we are not an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
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
Pursuant to the Management Agreement, the Manager is entitled to receive a management fee (the “Management Fee”) and expense reimbursements. So long as the Management Agreement has not been terminated, KKR will also receive a performance participation allocation (the “Performance Participation Allocation”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Management Fee” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations —Expenses—Performance Participation Allocation” for additional information.
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
The Manager’s services under the Management Agreement are not exclusive, and the Manager is free to furnish similar services to other entities, and it will continue to do so, so long as its ability to provide services to us is not impaired. For the avoidance of doubt, the management, policies and operations of the Company shall be the ultimate responsibility of the Board acting pursuant to and in accordance with the LLC Agreement.
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
In addition, if our Management Agreement is terminated, the Management Agreement obligates us to forfeit our controlling interest in any Joint Venture, which would likely require us to register as an investment company under the Investment Company Act and adversely affect an investment in our Shares. If the Management Agreement is terminated, the Management Agreement requires us to repurchase any Class E Shares, Class F Shares, Class G Shares and Class H Shares (collectively, the “KKR Shares”) within 30 days of the effective date of termination at a price per Share equal to net asset value (“NAV”) per Share as of the last month of the prior calendar quarter. Such repurchase could require us to liquidate portfolio companies at unfavorable times or prices or borrow to finance such repurchase on unfavorable terms, which may adversely affect other Shareholders’ investments in our Shares. See “Item 1A. Risk Factors—Risks Related to Our Structure—We will depend on the Manager and KKR to achieve our business objectives.”
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
•KKR Credit: Over the last 16 years, KKR has built out a base of investment executives beyond its traditional private equity teams. In 2004, KKR formed KKR Credit (“KKR Credit”), which is divided between Leveraged Credit and Private Credit. KKR Credit will be involved in managing the KKR Vehicles.
•Global Public Affairs: Since 2008, KKR has had dedicated public affairs professionals who have helped expand our engagement with stakeholders. This includes over 30 professionals globally who have extensive experience in media, government and regulatory affairs, as well as experience working with labor unions, industry and trade associations and non-governmental organizations. Drawing on a global network and years of experience, KKR’s public affairs professionals work with KKR executives and portfolio companies to navigate challenging environments businesses face—such as frequent shifts in government policy and rapidly evolving stakeholder expectations—and support KKR’s investments.
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
In addition to the resources described above, KKR’s private equity business also draws on the support of a deep pool of investment executives across KKR, such as:
•KKR Real Assets: In January 2025, KKR announced the combination of its infrastructure, real estate, and energy real assets businesses into one real assets platform. Since establishing a dedicated infrastructure business in 2008, KKR has been an active infrastructure investor globally. KKR’s infrastructure team is focused on identifying, evaluating and executing opportunities in infrastructure assets with limited commercial, financial, and operating risk. KKR founded its real estate team in 2011, believing that a dedicated real estate team with access to KKR’s global investment platform could create differentiated deal flow and compelling risk-adjusted returns for its investors. KKR real estate team is a global solutions provider across the capital structure in the real estate industry and is focused on opportunities including property-level equity, debt and special situations transactions and businesses with significant real estate holdings that can benefit from KKR’s operational expertise. KKR’s energy real assets team is focused on identifying, evaluating and executing real asset investment opportunities in the North American upstream oil and gas industry. The KKR real assets team sits adjacent to the private equity business, and the two mutually benefit each other in sourcing, information sharing, operating expertise and structuring expertise, in particular, across common areas of interest such as the water and renewable energy sectors.
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
Other than borrowings incurred solely to provide interim financing prior to the receipt of capital (and not for permanent or long-term financing with respect to portfolio companies or Company Expenses (as defined in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Company Expenses.”)), the Company does not intend to incur borrowings if such borrowings would cause the aggregate amount of recourse indebtedness for borrowed money incurred by the Company to exceed 30% of the Company’s total assets, measured at the time we make such borrowings. There is, however, no limit on the amount we may borrow with respect to portfolio companies or Joint Ventures that is not recourse to the Company. During the initial ramp-up period of the Company, our leverage may exceed our target. We may also exceed a leverage ratio of 30% at other times, particularly during a market downturn or in connection with a large acquisition. In addition, we may have a variety of financial arrangements (including reverse repurchase agreements and derivative transactions) that have similar effects as leverage. See “Item 1A. Risk Factors—Risks Related to Our Portfolio Companies and Industry Focus—We or our portfolio companies may need to incur financial leverage to be able to achieve our or their business objectives, resulting in additional risks.” Joint Ventures and portfolio companies in which the Company acquires interests may be subject to existing financing arrangements, including potential financing arrangements with KKR. The Company acquires interests in portfolio companies using proceeds of the Private Offering and/or contributions of such interests by KKR affiliates in exchange for Class E Shares or cash.
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
We may borrow money through a revolving credit facility with one or more unaffiliated third-party lenders for acquisition purposes, to pay operating expenses, to make distributions, to satisfy repurchase requests from Shareholders, and otherwise to provide the Company and its subsidiaries with temporary liquidity. Certain indirect subsidiaries of the Company (the “Borrowers”) entered into a revolving credit agreement (as amended from time to time, the “Revolving Credit Agreement”) with Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KCM, as joint lead arranger, and the lenders party thereto. Under the Revolving Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate principal amount of up to $750 million, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment up to $1.5 billion in the aggregate. The Revolving Credit Agreement matures on December 23, 2027, with extension options at the lender’s consent, and advances thereunder will bear interest at the applicable benchmark rate plus the applicable spread. The obligations of the borrowers and guarantors under the Revolving Credit Agreement are secured by a pledge of certain accounts of such borrowers and guarantors. For more information on the Revolving Credit Agreement, see “Note 6. Credit Facility” to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Revolving Credit Agreement.”
In addition, certain wholly-owned subsidiaries of the Company have entered into the Line of Credit (defined below) to provide for up to a maximum aggregate principal amount of $300.0 million with a KKR affiliate for such purposes. KKR or one of its affiliates may face conflicts of interest in connection with any borrowings or disputes under the Line of Credit. For more information on the Line of Credit, see “Note 5. Related Party Transactions” to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Line of Credit with KKR.”
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

In the event that we do make a distribution in the future, cash distributions to holders of our Shares will automatically be reinvested under our Distribution Reinvestment Plan (as amended, the “DRIP”) in additional whole and fractional Shares attributable to the class of Shares that a Shareholder owns unless such holders elect to receive distributions in cash. Shareholders may terminate their participation in the DRIP with prior written notice to us. Under the DRIP, Shareholders’ distributions will be reinvested in Shares of the same class owned by the Shareholder for a purchase price equal to the most recently available Transactional Net Asset Value (as defined below) per Share. Shareholders will not pay a sales load when purchasing Shares under the DRIP; however, Class S Shares, Class D Shares, Class U Shares, Class R-S Shares, Class R-D Shares and Class R-U Shares, including those purchased under the DRIP, will be subject to applicable ongoing distribution and/or shareholder servicing fees.
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

Our NAV per Share may change materially from the last day of the prior quarter to the date of repurchase, and it also may change materially shortly after a quarterly share repurchase is completed. Since the repurchase price of any Shares accepted for repurchase during a quarter will be the NAV of such Shares as of the last day of the prior quarter, the repurchase price received by a Shareholder on a repurchase date will not reflect any net increase or decrease in net assets resulting from operations during the first month of the quarter in which such Shares are repurchased (and such Shares will not bear any Performance Participation Allocation, Management Fee (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Expenses”), Servicing Fee (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Accrued Shareholder Servicing Fees and Distribution Fees”), and/or Distribution Fee (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Accrued Shareholder Servicing Fees and Distribution Fees”) accrued during that period). Instead, any net increase or decrease in net assets resulting from operations, including any Performance Participation Allocation, Management Fee, Servicing Fee and/or Distribution Fee, in the first month of each quarter otherwise attributable to Shares accepted by the Company for repurchase will be borne by the remaining Shares of the Company. The method by which we calculate our NAV is discussed in “—Net Asset Value—Calculation of NAV.” Additional risks are discussed in “Item 1A. Risk Factors—Risks Related to an Investment in Our Shares—A Shareholder’s ability to have its Shares repurchased by us is limited” and “Item 1A. Risk Factors—Risks Related to an Investment in Our Shares—Valuations of our portfolio companies are estimates of fair value and may not necessarily correspond to realizable value.”
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
Shares will be repurchased at a price equal to the transaction price of the applicable class of Shares being repurchased on the date of such repurchase, which will be equal to the Company’s most recently published Transactional Net Asset Value per Share for the applicable class of Shares unless otherwise determined by the Board, on the recommendation of the Repurchase Committee. Shareholders whose Shares are repurchased by the Company will not be entitled to a return of any amount of sales load, commission or placement or other fee that was charged in connection with the Shareholder’s purchase of such Shares. To the extent the Company requires the mandatory repurchase of any Shares of any Shareholder, such repurchase will not be subject to the repurchase limits under the share repurchase plan or the Early Repurchase Fee, unless otherwise determined by the Board in its sole discretion.

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
Employees
We did not have any employees as of December 31, 2025. Services necessary for our business are provided by individuals who are employees of KKR pursuant to the terms of the Management Agreement.
Private Offering of Shares
We conduct a continuous Private Offering of our Shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act of 1933) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S. As of December 31, 2025, we offered four classes of investor shares: Class S Shares, Class D Shares, Class U Shares and Class I Shares. We may offer additional classes of Investor Shares in the future.
Shares will be offered on a monthly basis at the applicable Transactional Net Asset Value per Share (measured as of the end of the immediately preceding month). Class S Shares are subject to a maximum sales load of up to 3.00% of the offering price and may be subject to a dealer-manager fee of 0.50% of the offering price. Certain participating broker-dealers may offer Class S Shares subject to a dealer-manager fee of up to 1.50%, provided that the sum of the sales load and dealer-manager fee will not exceed 3.50% of the offering price. Holders of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares have equal rights and privileges with each other, except that (i) Class D Shares, Class U Shares, Class I Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares do not incur a sales load or dealer-manager fees, (ii) we do not pay any Servicing Fee or Distribution Fee with respect to Class I Shares or Class R-I Shares, (iii) we do not pay any distribution fees with respect to Class R-D Shares or Class D Shares, and (iv) Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares are also subject to a lower Management Fee. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Company Expenses” for information on the Servicing Fee and the Distribution Fee. Class D Shares, Class U Shares, Class I Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares are each not subject to a sales load; however, Shareholders could be required to pay brokerage commissions on purchases and sales of Class D Shares, Class U Shares, Class I Shares, Class R-D Shares, Class R-U Shares or Class R-I Shares to their selling agents. Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares were available for purchase only during the 18-month period following August 1, 2023 (the “Initial Offering”). Shareholders should consult with their selling agents about the sales load and any additional fees or charges their selling agents might impose on each class of Shares.
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
Transactional Net Asset Value
On a monthly basis, the Manager determines the Company’s transactional net asset value (“Transactional Net Asset Value”) per Share for each class of the Company’s Shares, and such Transactional Net Asset Value per Share is used to determine the price at which the Company sells and repurchases its Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s Transactional Net Asset Value is calculated by adjusting our GAAP Net Asset Value as of the relevant valuation date for (i) the recognition of the Distribution Fee and Servicing Fee on a monthly basis as a reduction to Transactional Net Asset Value as such fees are accrued and (ii) the exclusion of tax liabilities of certain taxable subsidiaries through which the Company holds portfolio companies that are contingent upon the expected manner of the divestment of the associated underlying portfolio companies and are not expected to be recognized by the Company (although the current tax liabilities of any such taxable subsidiaries may be taken into account in determining the fair value of the associated underlying portfolio companies).

Timing of Valuations
The values of the Company’s portfolio companies are monitored for material changes on a monthly basis for purposes of updating the Company’s monthly NAV.
Valuation Policies and Procedures
The Company’s portfolio companies are valued at fair value in a manner consistent with GAAP, including Accounting Standards Codification (“ASC”) 820, Fair Value Measurements (“ASC 820”), issued by the Financial Accounting Standards Board (“FASB”). ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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

Item 1A.    Risk Factors
Shareholders should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. In any such case, the Transactional Net Asset Value of our Shares could decline and Shareholders may lose all or part of their investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful. The following risk factors have been organized by category; however, many of the risks are interrelated, and as a result, should be read together to fully understand the risks involved with investing in our securities regardless of whether a cross-reference is included in any particular risk factor to another risk factor.
Risks Related to Our Business
Difficult market and economic conditions can, and periodically do, materially and adversely affect our business.

Our business is materially affected by market and economic conditions globally and in the jurisdictions and sectors in which we acquire portfolio companies, including conditions relating to interest rates, fiscal and monetary stimulus (and stimulus withdrawal), the availability of credit, inflation rates, economic growth, changes in laws, trade barriers, commodity prices, foreign exchange rates and controls. These factors are outside the Manager’s control and are often difficult, if not possible, to predict, manage, mitigate, hedge or foresee, and could adversely affect the liquidity and value of our holdings and reduce our ability to make attractive new acquisitions. Difficult market conditions could adversely affect us by reducing the value or performance of our portfolio companies or by reducing our ability to obtain appropriate financing, each of which could negatively impact the returns to our Shareholders. The impact of these conditions may, and likely would, also exacerbate many of the other risks discussed in this Annual Report on Form 10-K.

The current regulatory environment in the United States may be impacted by future legislative developments. President Trump’s legislative agenda has included, and may continue to include, certain regulatory measures for the U.S. financial services industry, changes to tax policies, and the imposition of tariffs and other trade restrictions. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the asset management industry, tax law, immigration policy, environmental protection and/or climate change policies or regulations and/or government entitlement programs could have a material adverse impact on our business and our portfolio companies. More generally, legislative acts, rulemaking, adjudicatory or other activities including in particular by the U.S. Congress, the U.S. Securities and Exchange Commission, the U.S. Federal Reserve Board, the Financial Industry Regulatory Authority, Inc. or other governmental, quasi-governmental or self-regulatory bodies, agencies and regulatory organizations could make it more difficult (or less attractive) for us to achieve our business objectives or for some or all of our portfolio companies to engage in their respective businesses.

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

In addition, a pandemic, epidemic or other public health crisis, such as those caused by new strains of viruses, may occur from time to time, which could adversely impact KKR, the Company, its Joint Ventures and its portfolio companies. It is impossible to predict with certainty the possible future business and economic ramifications arising from any public health crisis, pandemic or epidemic, including but not limited to potential adverse impacts on: (i) the NAV of our Shares, (ii) the valuations of our portfolio companies and our financial results, (iii) our and our portfolio companies’ operations, and our and their counterparties, such as suppliers and customers, (iv) our ability to raise capital and complete acquisitions, (v) our ability to successfully exit existing portfolio companies, (vi) the ability of us or our portfolio companies to meet our respective financial obligations, such as principal or interest payment obligations or satisfaction of financial covenants, (vii) workplace, consumer, insurance, contract and other forms of litigation that exposes us, our portfolio companies, suppliers, customers, debtors and other counterparties to risks and claims of a magnitude and nature that we cannot now anticipate, (viii) operational risks, including heightened cybersecurity risk exacerbated by remote work, and (ix) our employees’ well-being, morale and productivity and our ability to retain existing employees and hire new employees needed for our current business or the future growth of our business.

The extent of the impact of any public health emergency on the Company’s and its portfolio companies’ operational and financial performance will depend on many factors: the duration and scope of such public health emergency (as well as the availability of effective treatment and/or vaccination), the extent of any related travel advisories and voluntary or mandatory government restrictions implemented, the impact of such public health emergency on overall supply and demand, goods (including component parts and raw materials) and services, investor liquidity, consumer confidence and spending levels, the extent of government support and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. For this reason, valuations in this environment are subject to heightened uncertainty and subject to numerous subjective judgments even beyond what is traditionally the case, any or all of which could turn out to be incorrect with the benefit of hindsight. Furthermore, traditional valuation approaches that have been used historically may need to be modified in order to effectively capture fair value in the midst of significant volatility or market dislocation. The effects of a public health emergency may materially and adversely impact the value and performance of our portfolio companies, its ability to source, manage and divest investments and its ability to achieve its investment objectives, all of which could result in significant losses to the Company.

The impact of these conditions may, and likely would, also exacerbate many of the other risks discussed in this Annual Report on Form 10-K.

Global, regional and local events outside of our control, including geopolitical events and natural disasters, could materially and adversely impact us.

Geopolitical developments, including the imposition of protectionist measures by countries such as sanctions, restrictions on foreign direct investment, trade barriers, tariffs, export controls and other governmental actions related to international trade agreements and policies that materially constrain cross-border flows of capital, goods, or data, may impact our operations and portfolio companies. In addition, other geopolitical developments such as political instability, civil unrest, and national and international security events (including the outbreak of war, military action, terrorist acts or other hostilities), can, and occasionally do, materially and adversely impact our ability to conduct our business and the business of, our portfolio companies. These risks have increased in both scale and complexity due to intensifying geopolitical competition and conflicts, including the ongoing Russian invasion of Ukraine, instability in the Middle East, heightened geopolitical competition between China and other major world economies, heightened levels of political populism leading to regulatory volatility, growing use of industrial policy globally (including the imposition of tariffs and other trade and capital barriers), and increased attention to global threats. We are subject to these risks as we own and seek to own and operate portfolio companies throughout the world, which have offices and employees in multiple countries.

We are also affected by natural disasters or catastrophes, such as public health crises, pandemics, epidemics, security events, and weather events, any of which could have an adverse impact on our ability to conduct our operations. Potential changes in climatic conditions, together with the response or failure to respond to these changes, could precipitate the frequency, severity, and impact of natural disasters or catastrophes.

We may have portfolio companies in a region or a country that is experiencing one of the aforementioned events, and we may also be materially and adversely affected by the occurrence of such events as a result of indirect exposure that our portfolio companies may have through other interconnectivities, such as supply chains, commodity prices and general macroeconomic exposure. These events, including barriers to investment between the U.S. and other countries or regions, could chill or limit business opportunities, adversely impact the value of our portfolio companies, increase costs, decrease margins, reduce the competitiveness of products and services offered by portfolio companies, and adversely affect the revenues and profitability of our portfolio companies, including as a result of the potential imposition of tariffs or tariff increases or other trade restrictions between the United States and its major trading partners, including Canada, Mexico, the

European Union (“EU”), and China. Similarly, escalation in tensions between the U.S. (as well as other major economies) and China, the inability of the U.S. and China to reach further trade agreements, the continued use of reciprocal sanctions by each country, or broadening implementation of investment restriction regimes in or related to China, may contribute to a slowing of global economic growth and adversely affect the revenues and profitability of our portfolio companies.
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
•fund cash operating expenses and contingencies, including for litigation matters; and
•pay any cash distributions on our Shares, if any.

These liquidity requirements may be significant. We have unfunded commitments to our portfolio companies. Our commitments to our portfolio companies may require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from sales of Shares to investors. Relatedly, we have entered into the Revolving Credit Agreement with an unaffiliated lender and the Line of Credit with KKR Alternative Assets LLC, an affiliate of the Company. As the lender under the Line of Credit, KKR Alternative Assets LLC may terminate the Line of Credit with respect to any borrower(s) at any time upon delivery of written notice to such borrower(s). Such result could adversely impact our liquidity and our acquisition opportunities. For additional information on the details of this Line of Credit, see “Note 5. Related Party Transactions” to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Line of Credit with KKR.” For additional information on our unfunded commitments to our portfolio companies, see “Note 9. Commitments and Contingencies” to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K.
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
If we are unable to find suitable acquisition opportunities, such cash may be maintained for longer periods, which would be dilutive to overall portfolio returns. This could cause a substantial delay in the time it takes for an investment in our Shares to realize its full potential return and could adversely affect our ability to pay any potential distributions of cash flow from operations to Shareholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into portfolio companies will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely utilize the net proceeds of sales of our Investor Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
In the event that our liquidity requirements were to exceed available liquid assets for the reasons specified above or for any other reasons, we may increase our indebtedness or be forced to sell assets.
In addition, certain banks have and may in the future experience closures which could lead to depositors withdrawing significant sums from their accounts at such institutions (each, a “Distress Event”). Other financial institutions could undergo Distress Events as a result of contagion disconnected from market fundamentals or for other reasons. There can be no assurance that banks and other financial institutions, including those that could undergo Distress Events, that provided credit facilities and/or other forms of financing to the Company or its portfolio companies will honor their obligations as creditors or that another financial institution would be willing and able to provide replacement financing or similar capabilities and on similar terms. If a financial institution closes, whether as a result of a Distress Event or otherwise, there is no guarantee that its uninsured depositors, which could include the Company and/or its portfolio companies, will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. Pursuant to statute, U.S. bank accounts are insured by the Federal Deposit Insurance Corporation in an amount up to $250,000. While the U.S. government has considered raising that limit, there can be no guarantee that such limit will be increased. As a consequence, for example, if a Distress Event occurs, the Company or its portfolio companies could be delayed or prevented from accessing a portion or all of their bank accounts or making required payments under their debt or other contractual obligations. Shareholders could be impacted in their ability to honor subscriptions and/or receive distributions for related reasons. Distress Events could have a potentially adverse effect on the ability of the Manager to manage the Company and its assets, and on the ability of the Manager, the Company and any portfolio company to maintain operations, which in each case could result in significant losses and in unconsummated acquisitions and dispositions. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect the Company or one or more of its portfolio companies or its overall performance.

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
The Company’s assets are expected to include portfolio companies whose capital structures have significant leverage and in assets subject to significant leverage (in addition to such leverage as might be generated by the Company’s acquisitions). Such portfolio companies are inherently more sensitive to declines in revenues and to increases in expenses and interest rates. A leveraged entity or asset often will be subject to restrictive covenants imposed by lenders (or lenders other than the Company, as appropriate) restricting its activity or could be limited in making strategic acquisitions or obtaining additional financing. In addition, leveraged entities or assets are often subject to restrictions on making interest payments and other distributions. If an event occurs that prohibits a portfolio company from making distributions for a particular period, this could affect the levels and timing of the Company’s returns. Although the Manager will seek to use leverage in a prudent manner, the leveraged capital structure of the Company’s portfolio companies or other leverage affecting its assets will increase their exposure to adverse economic factors such as future downturns in the economy or deterioration in the condition of any such portfolio company or its industry. Specifically, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would also make it more expensive to finance acquisitions. During periods of rising or higher interest rates, certain portfolio companies with floating interest rate loans may become unable to meet their debt service obligations if their benchmark interest rates were to rise materially, or if these portfolio companies’ lenders or debt holders generally are unwilling to extend or refinance their loans or debt securities on similarly attractive terms. Any of these events could result in defaults, foreclosures or bankruptcies, which would likely reduce the value of our portfolio companies and could result in decreased net income. An increase in interest rates and other changes in the financial markets could also negatively impact the values of certain of our holdings and the ability of our portfolio companies to access the capital markets on attractive terms, which could adversely affect acquisition and realization opportunities, lead to lower yields and potentially decrease our net income. Conversely, low interest rates related to monetary stimulus, economic stagnation or deflation may negatively impact expected returns as the demand for relatively higher return assets increases and the supply decreases.
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
The Company’s entry into such other lines of credit or other credit facility(ies) may also result in the Company being required to contribute amounts in excess of its pro rata share of a borrowing to make up for any shortfall if such KKR Vehicles are unable to repay their pro rata share of such indebtedness. In such case, it is expected that the Company and the KKR Vehicles would enter into a back-to-back or other similar reimbursement agreement. In addition, it is anticipated that any such credit facility will contain a number of common covenants that, among other things, might restrict the ability of the Company to: (i) acquire or dispose of assets or businesses; (ii) incur additional portfolio company level indebtedness; (iii) make capital expenditures; (iv) make cash distributions; (v) create liens on assets; (vi) enter into leases or acquisitions; (vii) engage in mergers or consolidations; (viii) process subscriptions; (ix) consent to transfers of interests in the Company or repurchase Shares; (x) make amendments to the governing documents of the Company; or (xi) engage in certain transactions with affiliates, and otherwise restrict corporate activities of the Company (including its ability to acquire additional acquisitions, businesses or assets, certain changes of control and asset sale transactions) without the consent of the lenders. Also, such a credit facility would likely require the Company to maintain specified financial ratios and comply with tests, including minimum interest coverage ratios, maximum leverage ratios, minimum net worth and minimum equity capitalization requirements. With respect to any asset-backed credit facility entered into by the Company (or an affiliate thereof), a decrease in the market value of the Company’s portfolio companies would increase the effective amount of leverage and could result in the possibility of a violation of certain financial covenants or financial ratios pursuant to which the Company must either repay the borrowed funds to the lender or suffer foreclosure or forced liquidation of the pledged assets. The Company may incur indebtedness under such credit facility that bears interest at a variable rate. Economic conditions could result in higher interest rates, which could increase debt service requirements on variable rate debt and could reduce the amount of cash available for various Company purposes.

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
We may be adversely impacted by a downgrade to any ratings assigned to our third-party credit facilities.
We may enter into service agreements with one or more credit rating agencies with respect to any existing or future credit facility and such credit facility may be rated by rating agencies. Any credit ratings assigned to our credit facilities will be subject to ongoing evaluation by credit rating agencies, and we cannot ensure any such ratings will not be downgraded or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our credit facilities in the future, the Company’s ability to borrow additional amounts from third-party lenders could be adversely impacted.
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
The failure to manage our financial and enterprise risks could materially and adversely affect our financial condition and results of operation.

We seek to identify, monitor and manage certain financial and enterprise risks effectively. If we are not able to accurately or effectively price, identify and predict, manage or ameliorate these risks, or if our management of risk does not accurately predict and appropriately respond to future risk exposures, such risks could have a material adverse effect on us. The Company expects to (but is under no obligation to) enter into swaps, forward contracts and other arrangements for hedging purposes to preserve a return on a particular portfolio company or to seek to protect against risks relating to the Company’s portfolio companies, including fluctuations in interest rates, currency exchange rates and commodity prices. The scope of risk management activities undertaken by us is selective and varies based on the level and volatility of interest rates, prevailing foreign currency exchange rates, the types of interests that are held and other changing market conditions. We do not seek to hedge our exposure in all currencies or all holdings, which means that our exposure to certain market risks are not limited. Where applicable, we use hedging transactions and other derivative instruments to reduce the effects of a decline in the value of a position, but they do not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. However, such activities can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of the position. Such transactions may also limit the opportunity for gain if the value of a position increases. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price.

Additionally, such hedging or derivative transactions have special risks associated with them, including unanticipated market risks, degree of correlation between price movements of the position being hedged and the hedging instruments, the inability to acquire or enter into hedging instruments on attractive terms, or at all, the possible bankruptcy or insolvency of, or default by the counterparty to the transaction and the illiquidity of the instrument acquired by the Company relating thereto. Portfolio companies can also enter into hedging transactions in order to hedge risks applicable to them. Such transactions are subject to similar risks to those described above. The Company could be exposed to such risks by reason of its holding of the relevant portfolio company, and there can be no assurance that any hedging strategies will be effective in protecting against currency exchange rate fluctuations or other risks. Additionally, if we enter into certain hedging transactions or otherwise invest in certain derivative instruments, failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements which could materially and adversely affect our business and financial condition.

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
Shareholders should assume that trade errors will occur; however, the KKR Group, the Company, the Manager and their respective affiliates will generally not be responsible for any losses resulting from any trade errors made by the KKR Group or a third party in respect of acquisitions made by the Company or any other KKR Vehicle, except to the extent such parties are liable pursuant to the governing documents of the Company or such other KKR Vehicle, including as a result of bad faith or willful misconduct.

From time to time, the KKR Group could elect to voluntarily reimburse the Company for losses suffered as a result of certain trade errors. However, Shareholders should not expect that a reimbursement to the Company in respect of a trade error will ever take place, and, in evaluating the Company, no decisions should be made in reliance on the expectation of such reimbursements. Any decision to reimburse is not precedential and should not create the expectation of any reimbursement in the future. The KKR Group will have certain conflicts of interest when determining whether losses resulting from a trade error are required to be borne by the Company. Generally, in determining whether the KKR Group committed fraud or willful misconduct, the Manager will evaluate and consider, among other things, the adequacy of the supervisory procedures in place to prevent such errors from recurring with any frequency.

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
Regulatory Agencies might impose conditions on the construction, operations, and activities of a portfolio company as a condition to granting their approval of an acquisition or to satisfy regulatory requirements in connection therewith, including requirements that such portfolio companies remain managed by the Manager, the Company or their affiliates, which could limit our ability to dispose of portfolio companies at opportune times.

Regulatory Agencies often have considerable discretion to change or increase regulation related to the acquisition and operations of a portfolio company or to otherwise implement laws, regulations, or policies affecting such acquisitions or operations (including, in each case, with retroactive effect), separate from any contractual rights that the Regulatory Agencies’ counterparties have. Accordingly, additional or unanticipated regulatory approvals or reviews, including, without limitation, renewals, extensions, transfers, assignments, reissuances or similar actions, could be required to acquire a portfolio company, and additional approvals or reviews could become applicable in the future due to, among other reasons, a change in applicable laws and regulations or a change in the relevant portfolio company’s activities. There can be no assurance that a portfolio company will be able to: (i) obtain all required regulatory approvals that it does not yet have or that it could require in the future; (ii) obtain any necessary modifications to existing regulatory approvals; or (iii) maintain required regulatory approvals. Any delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or any delay or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility owned by a portfolio company, the completion of a previously announced acquisition or sale to a third party, or could otherwise result in additional costs and material adverse consequences to a portfolio company and our business.

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
An increased bipartisan focus on antitrust regulation and enforcement more generally, could adversely impact the ability of the Company to make acquisitions or retain its portfolio companies (or the associated costs) and could also adversely impact the operations of portfolio companies, including potentially required divestment of or by portfolio companies or portions thereof.

Regulatory Agencies could also be influenced by political considerations and could make decisions that adversely affect a portfolio company’s business. There can be no assurance that the relevant government will not legislate, impose regulations, change applicable laws, or act contrary to the law in a way that would materially and adversely affect the business of a portfolio company. The profitability of certain types of acquisitions might be materially dependent on government subsidies being maintained. Reductions or eliminations of such subsidies would likely have a material adverse impact on relevant acquisitions by us. See “—We have acquired, and may in the future acquire, portfolio companies involved in heavily regulated industries.”
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

We may rely on exemptions or exclusions in the United States from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act of 1936, as amended, and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in conducting our business activities, as well as exemptions from various foreign regulatory requirements. These exemptions and exclusions are often highly complex, subject to evolving interpretation, and may in certain circumstances depend on compliance by third parties or factual determinations that may be outside of our control.

For example, in offering and selling our Shares to investors, we intend to continue to rely on private placement exemptions from registration under the Securities Act, including Rule 506 of Regulation D. If we or certain persons associated with us were to become subject to a disqualifying event, which includes a variety of criminal, regulatory and civil matters, we could lose the ability to raise capital in a Rule 506 private offering, which could materially impair our ability to raise new funds, and, therefore, could materially and adversely affect our business, results of operations and financial condition. In addition, if certain of our officers or any potential significant investor has been the subject of a disqualifying event, we could be required to reassign or terminate such an officer or we could be required to refuse the investment of such an investor, which could impair our relationships with investors, harm our reputation or make it more difficult to raise new funds. See “—Risks Related to Our Structure—We would not be able to operate our business according to our business plan if we are required to register as an investment company under the Investment Company Act.”

Operational risks, including those relating to third parties who provide services to us, may disrupt our businesses, result in losses or limit our growth.
We rely heavily on our financial, accounting and other data processing systems and on the systems of third parties who provide services to us, including the Manager. If any of these systems do not operate properly, are disabled or not appropriately updated, we could suffer financial loss, a disruption of our businesses, regulatory intervention, fines, sanctions or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. Our data processing systems, communication lines and networks are often supported by third-party service providers, vendors, and intermediaries. A disaster, disruption, error or inability to operate or provide any of these services by us or our vendors or third parties with whom we conduct business, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, including the Manager, could have a material adverse impact on our financial results and our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

While we have endeavored to mitigate the risk of other disruptions in the future, there can be no guarantee these mitigation efforts will be successful. We may experience material reputational impacts and heightened regulatory scrutiny as a result of these matters. Any interruption or failure of our information technology infrastructure caused directly or indirectly by affiliated or third-party service providers could result in disruptions to our business, corruption or modifications to our data and fraudulent transfers or requests for transfers of money or the inability to demonstrate compliance with regulatory requirements. Our affiliated or third-party service providers could experience certain cyber incidents, and as a result, unauthorized individuals could improperly gain access to our portfolio companies’ and our confidential data through such third parties. Any cybersecurity incidents involving these third parties could impair the quality of our operations and could impact our reputation and materially and adversely affect us. We may also have insufficient recourse against such service providers and may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Actions taken by our service providers may also damage our reputation. As a result, any negative publicity or negative public perception regarding a service provider’s actions on our behalf may damage our relationships with Shareholders and regulators, impair our ability to raise new funds, and impair our ability to carry out acquisition activities generally.

Federal, state and foreign anti-corruption, anti-money laundering, economic sanctions, trade controls, and restrictions on foreign direct investment laws applicable to us and our portfolio companies create the potential for significant liabilities and penalties, the inability to complete transactions, imposition of significant costs and burdens, and reputational harm.

We are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”), trade sanctions and trade control laws administered by the Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State and other anti-money laundering / countering the financing of terrorism (“AML/CFT”) laws and regulations administered by the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”), and similar laws and regulations administered by other U.S. and non-U.S. governmental authorities.

The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. FinCEN administers and enforces the Corporate Transparency Act, an AML/CFT law that requires certain entities formed outside the U.S. and registered to do business in a U.S. state to disclose beneficial ownership information and has proposed other rules which, if and when they go into effect, may impose additional AML/CFT regulatory obligations.

OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various trade control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations implicate a number of aspects of our business, including servicing existing investors, finding new investors and sourcing the acquisition of new portfolio companies, as well as activities by our portfolio companies. Some of these regulations provide that penalties can be imposed on us for the conduct of a portfolio company, even if we have not ourselves violated any regulation.
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

The U.S. government has also implemented and expanded a number of economic and trade sanctions programs and export controls that target Chinese entities and nationals on national security grounds and has imposed restrictions on acquiring and retaining interests in the securities of certain Chinese entities. These initiatives target, for example, entities associated with the Chinese government’s response to political demonstrations in Hong Kong, the Chinese government’s treatment of Uighurs and other ethnic minorities, the Chinese government’s capabilities to conduct surveillance on its own population and internationally, and more broadly the capabilities of the Chinese military, paramilitary, security and police forces, among other things. The U.S. has also enacted rules aimed at restricting China’s ability to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors, as well as expanded export control laws to reach additional items produced outside of the United States, restricted the ability of U.S. persons to support the development or production of integrated circuits at certain semiconductor fabrication facilities in China, and added new license requirements for certain items destined for China. In return, China has issued rules and laws to counteract the impact of foreign sanctions on Chinese persons by enabling Chinese citizens, legal persons, and other organizations to seek remedies as a result of prohibitions or restrictions on normal economic, trade, and related activities with persons of other countries, and authorized the imposition of countermeasures such that a company that complies with U.S. sanctions against a Chinese entity may then face penalties in China. China has also instituted tariffs on certain U.S. goods and may impose additional tariffs on U.S. products in the future. For example, China has in the past restricted the export of rare earth minerals and other products used in the fabrication of microchips, and may impose additional export restrictions in the future.

Similar laws in non-U.S. jurisdictions, such as EU sanctions and blocking statutes, the UK Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control, or related laws in the United States and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce, the U.S. Department of State or U.S. Department of Treasury, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. For example, the EU has adopted measures, such as Council Regulation (EC) No. 2271/96, that could restrict certain persons and entities subject to EU jurisdiction from complying with extra-territorial sanctions imposed by other jurisdictions, such as the United States. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, any of which could materially and adversely affect our business, results of operations and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions, other export control or foreign direct investment laws committed by portfolio companies which we acquire.

We may become subject to the UK Economic Crime and Corporate Transparency Act 2023 which, in addition to imposing criminal liability for certain financial crimes offenses, requires in-scope entities to provide additional identification information to the UK Companies House. In the EU, we will be subject to legislation designed to strengthen the EU’s AML/CFT rules, which include regulations designed to harmonize the anti-money laundering rules in the EU and introduces more stringent customer due diligence requirements for in-scope entities. Implementation of these laws will be phased in over time with full compliance expected by mid-2027.

In addition, the U.S. and many non-U.S. countries have laws designed to protect national security or to restrict foreign direct investment. For example, under the U.S. Foreign Investment Risk Review Modernization Act (“FIRRMA”), the Committee on Foreign Investment in the United States has the authority to review, block or impose conditions on investments by non-U.S. persons in U.S. companies or real assets deemed critical or sensitive to the United States. Many non-U.S. jurisdictions have similar laws. For example, pursuant to an EU-wide requirement, most EU Member States now have a foreign investment screening mechanism in place or have initiated a consultative or legislative process expected to result in the adoption of such mechanisms or amendments to existing mechanisms. The EU has adopted a regulation aimed at regulation of foreign subsidies that could distort the internal EU market. Additionally, certain transactions in Australia are subject to review by the Foreign Investment Review Board; transactions in the UK must comply with the National Security and Investment Act 2021; and transactions in China must comply with the Measures for the Security Review of Foreign Investment. In addition, during 2022, Japan enacted economic security legislation to protect Japanese national security from adverse economic activities, focusing in particular on protecting sensitive industry sectors, such as semiconductors, rare earths, infrastructure, as well as research and development of defense and dual-use technologies.

The U.S. Department of the Treasury’s Outbound Investment Security Program, which became effective on January 2, 2025, provides for a targeted national security regulatory framework directed at regulating outbound investment from the United States into entities from the People’s Republic of China, Hong Kong, and Macau engaged in the semiconductors and microelectronics, quantum information technologies, and artificial intelligence sectors. The Outbound Investment Security Program imposes notification requirements and prohibitions for certain categories of transactions involving such entities. Additionally, certain U.S. states have enacted their own state-level restrictions on Chinese investments. A number of U.S. states have or may in the future implement laws prohibiting or otherwise restricting the acquisition of interests in certain real property located in the state by foreign persons. The Outbound Investment Security Program may result in legal obligations and reporting requirements relating to new investments in such entities and could negatively impact the Company’s operations, including without limitation by (i) limiting the scope of its acquisition activities, and (ii) limiting the Company’s ability to exit certain holdings or the range of exit opportunities. Furthermore, given the program’s infancy and its evolving interpretation and implementation, it is unclear how it, and any related future regulations, will be interpreted, amended, and implemented by the U.S. government. The scope of the Outbound Investment Security Program is subject to change, and it is possible that legislation and/or regulations could expand the list of regulated technologies, the list of implicated countries, or the types of transactions that are prohibited or require notification; such changes could impact our ability to participate in transactions—either as buyer or seller—or otherwise affect our investment strategies. Other jurisdictions, including the EU, may adopt similar outbound investment restrictions in the future.

Further, the DOJ’s final rule on Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern (the “Bulk Data Rule”) took effect in April 2025. The Bulk Data Rule prohibits or restricts U.S. persons from knowingly directing or engaging in defined classes of transactions that allow persons in countries of concern (which currently include China, Hong Kong, Macau, Cuba, Iran, North Korea, Russia, and Venezuela) or those otherwise deemed a “covered person” access to enumerated categories of sensitive data, specifically bulk U.S. sensitive personal data and U.S. government-related data.

On April 17, 2020, India’s Ministry of Commerce & Industry issued Press Note 3 (2020 Series) (“PN3”), followed by corresponding amendments to the Non-Debt Instrument Rules on April 22, 2020. PN3 mandates prior government approval for any foreign investment from entities based in countries sharing land borders with India or where the beneficial owner of an investment is situated in or is a citizen of such countries. The affected countries include China (including Hong Kong and Taiwan for these purposes), Bangladesh, Pakistan, Nepal, Myanmar, Bhutan, and Afghanistan.

The application of PN3 continues to create regulatory uncertainty. The Indian government has not yet provided comprehensive clarity on what constitutes “beneficial ownership” for PN3 purposes.

This regulatory framework presents potential challenges for the Company, including increased scrutiny, possible delays in acquisitions approvals, and restrictions on the Company’s participation in Indian acquisitions. The Company is expected to implement structural solutions to address these challenges, including partial or full exclusion of the Company, its Joint Ventures and/or other KKR Vehicles from affected jurisdictions from Indian acquisitions and use of debt instruments and other structures to limit beneficial ownership exposure. Any regulatory fines or fees resulting from PN3 compliance issues may be treated as Company Expenses or capitalized as part of acquisition costs, ultimately borne by the Shareholders. Notwithstanding the uncertainty described above, the Company expects to continue to pursue acquisition opportunities in India and to acquire portfolio companies with subsidiaries operating in India.

The U.S. and non-U.S. financial crimes, sanctions, trade control, and AML/CFT laws and regulations and restrictions on foreign direct investment described above create the potential for significant liabilities and penalties and other harms, any of which could materially and adversely affect our business, results of operations, and financial condition. U.S. and non-U.S. governments have the authority to impose a variety of actions, including requirements for the advance screening or notification of certain transactions, blocking or imposing conditions on certain transactions, limiting the size of foreign equity investments or control by foreign investors, and restricting the employment of foreigners as key personnel. These actions could limit our ability to find suitable portfolio companies, cause delays in consummating transactions, result in the abandonment of transactions, and impose burdensome operational requirements on our portfolio companies. These laws could also negatively impact our ability to attract investors and syndication activities by causing us to exclude or limit certain investors in us or co-investors for our transactions. Moreover, these laws may make it difficult for us to identify suitable buyers for our portfolio companies that we want to exit and could constrain the universe of exit opportunities generally. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us or our portfolio companies to comply with them could expose us to significant penalties, sanctions, loss of future acquisition opportunities, additional regulatory scrutiny, and reputational harm.

We are subject to focus by certain stakeholders on sustainability matters.

Some Shareholders, regulators and other stakeholders are focused on sustainability matters, such as climate change and environmental stewardship, human rights, support for local communities, corporate governance and transparency, or other environmental- or social-related areas. Certain Shareholders and other stakeholder groups have also increased their activism and scrutiny of asset managers’ approaches to considering sustainability matters as part of their investment management decision-making, including by urging companies to take (or refrain from taking) certain actions that could adversely impact the value of our Shares and at times have conditioned future capital commitments on such actions. Further, a number of U.S. states and non-U.S. countries have enacted or proposed policies and/or legislation, issued related legal opinions and engaged in related litigation regarding sustainability matters. Increased focus and activism related to sustainability matters may constrain our capital deployment opportunities.

There can be no assurance that we will be able to accomplish any sustainability-related goals or commitments that we have announced or may announce in the future, as such statements are, or reflect, estimates, aspirations or expectations only at the time of announcement. More broadly, there can be no assurance that the Manager’s responsible investment policies and procedures will not change, potentially materially, or may not be applicable for a particular acquisition, because the Manager continuously reviews its approach to these issues. Growing interest on the part of shareholders and regulators in sustainability matters and increased demand for, and scrutiny of, the Manager’s sustainability-related disclosure, have also increased the risk that the Manager could be perceived as, or accused of, making inaccurate or misleading statements regarding these matters. The occurrence of any of the foregoing could have a material and adverse impact on us, including on our reputation.

Although we view our sustainable investing approach as a tool for value creation and value protection, different stakeholder groups and regulators across the jurisdictions and localities where we operate have divergent views on the merits of integrating sustainability considerations into the acquisition process and have, as applicable, increasingly expressed divergent views and investment expectations with respect to sustainability initiatives and, as applicable, pursued divergent regulatory initiatives. The increased regulatory and legal complexity and heightened risk of public scrutiny could result in conflicting sustainability-related regulations and legal frameworks that increase our compliance costs and our risk of non-compliance or impact our reputation and lead to increased inquiries, investigations, challenges by federal or state authorities, and reactive stakeholder engagements. Moreover, if our practices do not meet evolving expectations and standards, or if we are unable to satisfy all Shareholders, our reputation and our business could be negatively impacted.

Sustainability-related laws and disclosure requirements may increase compliance costs and subject us to enforcement risks and reputational risks.

We and certain of our portfolio companies are or may become subject to sustainability-related laws, regulations, and disclosure requirements. Our business could be adversely affected if we or our portfolio companies fail to comply with applicable sustainability requirements, including as a result of increased compliance costs, regulatory enforcement activity, litigation, or reputational harm. New or amended sustainability rules, regulations, enforcement priorities, or interpretations of existing laws may result in enhanced disclosure or other compliance obligations and could adversely affect our acquisition activities and ability to raise capital.

In the EU, we and certain of our portfolio companies are or may become subject to sustainability-related rules and guidance, including the Sustainable Finance Disclosure Regulation, the Corporate Sustainability Reporting Directive, and the Corporate Sustainability Due Diligence Directive, each of which, if applicable, could impose significant disclosure, reporting, or due diligence requirements. In addition, we and our portfolio companies may also become subject to sustainability-related regulations in the United States, including the California Climate-Related Financial Risk Act (SB 261) (which is temporarily enjoined) and the California Climate Corporate Data Accountability Act (SB 253) that is contemplated to require certain disclosures about climate-related financial risks and greenhouse gas emissions data. On the other hand, several U.S. governmental authorities have enacted or proposed legislation and policies, or pursued investigations and litigation, to restrict or prohibit government entities from doing business with businesses identified as boycotting or discriminating against particular industries or from considering environmental and social factors in their investment processes.

Compliance with sustainability-related requirements often depends on collecting, measuring, and reporting information from portfolio companies and other third parties, which may be incomplete, inconsistent, or difficult to obtain. Sustainability-related reporting is subject to evolving standards and methodologies and may require the use of assumptions or estimates that could later be challenged. Collecting, measuring, and reporting sustainability information can be costly, difficult and time-consuming and may present operational, legal, and reputational risks.

We expect evolving sustainability-related regulation and investor expectations to require us to devote additional resources to sustainability matters in connection with our activities and the ownership and operation of our portfolio companies, which will increase our expenses. Any failure to effectively manage these requirements, or any material increase in compliance burdens, regulatory action, litigation or reputational harm, could materially adversely affect our business, results of operations and financial condition.

Artificial intelligence may increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.

The use of artificial intelligence by us and others, and the overall adoption of artificial intelligence throughout the world, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our businesses. Any changes from the use of artificial intelligence could potentially disrupt, among other things, our business models, strategies, performance, operational processes, and our ability to identify and hire employees. Some of our competitors may be more successful than us in the development and implementation of new technologies to address Shareholder demands, making acquisitions or improve operations, including services and platforms based on artificial intelligence.

We use artificial intelligence and other quantitative analysis tools and models, developed by us and third-party service providers. Such technology, analysis and modeling are highly complex and subject to limitations and risks that have the potential to adversely impact us to the extent that we rely on artificial intelligence. If the data we, or third parties whose services we rely on, use in connection with the development or deployment of artificial intelligence is incomplete, inadequate or biased in some way, the performance of our products, services and businesses could suffer. Data in technology that uses artificial intelligence may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our businesses. Our personnel or the personnel of our service providers could, without our knowledge, improperly utilize or misappropriate artificial intelligence and machine learning technology while carrying out their responsibilities, including relating to the entry of confidential information into a technology platform that is or becomes accessible by third parties. The misuse or misappropriation of our data, unavoidable deficiencies in the practices associated with data collection, training artificial intelligence technology on large data sets and big data analytics and difficulties validating data, could have an adverse impact on us.

Regulators are also increasing scrutiny and considering, and in some cases enacting, regulation of the use of artificial intelligence technologies, including regarding the use of big data, diligence of data sets and oversight of data vendors. The use of artificial intelligence by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face increased costs, litigation and regulatory actions related to our use of artificial intelligence.

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
Such acquisitions will involve risks in connection with such third-party involvement, including the possibility that a third party could have financial difficulties resulting in a negative impact on such portfolio companies. Furthermore, a third-party co-investor or manager or operator might have economic or business interests or goals that are inconsistent with ours or could be in a position to take (or block) action in a manner contrary to our portfolio objectives. We might also be liable in certain circumstances for the actions of such third parties. While we can seek to obtain indemnities to mitigate such risk, such efforts might not be successful. Acquisitions made with such third parties in Joint Ventures or other entities could involve arrangements whereby we would bear a disproportionate share of the expenses of our Joint Venture and/or portfolio entity, as the case may be, including any overhead expenses, management fees or other fees payable to our Joint Venture partner (or the management team of our Joint Venture portfolio entity), employee compensation, diligence expenses or other related expenses in connection with backing our Joint Venture or the build out of our Joint Venture portfolio entity.

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
We have in the past, and may in the future enter into Joint Ventures with third parties to acquire portfolio companies, which could result in shared decision-making authority and conflicts of interest.

We have in the past, and may in the future enter into Joint Ventures with third parties to acquire portfolio companies. We may also enter into partnerships or other co-ownership arrangements or participations. Such business activities may involve risks not otherwise present with other methods of investing in portfolio companies, including, for instance, the following risks and conflicts of interest:

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

As part of our Joint Venture strategy, we have formed, and may in the future form, a Joint Venture with respect to a business that is already a portfolio company of another KKR Vehicle. These instances may include when either a follow-on opportunity to increase the size of the position in the portfolio company arises or if there is an opportunity for the Company to acquire an interest in an existing portfolio company of a KKR Vehicle through a secondary transaction. Because acquisitions of additional interests in existing portfolio companies typically occur after there has been significant capital deployed into the underlying portfolio company, these transactions are typically viewed as more mature, with shorter hold periods, as compared to primary investments whereby KKR is acquiring an initial interest in a portfolio company. There can be no assurance that these acquisitions made by the Company will exhibit this pattern of returns, and the realization of gains is dependent upon the performance and disposition of each underlying portfolio company holding.

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
For example, the COVID-19 pandemic, along with subsequent events in the energy markets caused significant dislocations and illiquidity in the equity and debt markets for energy companies and related commodities. To the extent that such events occur in the future, this could have an adverse impact on certain portfolio companies and could lead to an overall weakening of U.S. and global economies, which could adversely affect the financial resources of and returns generated by portfolio companies in this sector and such adverse effect could continue for a sustained period of time. Such marketplace events could also restrict the ability of the Company to sell or liquidate certain portfolio companies at favorable times or for favorable prices. There can be no assurance as to the duration of any perceived market dislocation.

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
Factors that could affect market interest rates include, without limitation, inflation, slow or stagnant economic growth or recession, unemployment, governmental monetary and fiscal policies, international instability in U.S. and non-U.S. financial markets. We could periodically experience imbalances in the interest rate sensitivities of its assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, the Manager may not be able to manage this risk effectively. If the Manager is unable to manage interest rate risk effectively, our performance could be adversely affected.
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
In recent years, the U.S. and other developed economies have at times experienced higher than normal inflation rates. Our portfolio companies could in some cases have long-term rights to income linked to some extent to inflation, including, without limitation, by government regulations and contractual arrangements. Typically, as inflation rises, a portfolio company will earn more revenue but also will incur higher expenses; as inflation declines, a portfolio company might be unable to reduce expenses in line with any resulting reduction in revenue. A rise in real interest rates would likely result in higher financing costs for portfolio companies and could therefore result in a reduction in the amount of cash available for distribution to Shareholders.

In an attempt to stabilize inflation, countries could impose wage and price controls or otherwise intervene in the economy, and certain central banks have significantly raised interest rates at times in recent years. Governmental efforts to curb inflation often have negative effects on the level of economic activity generally. To the extent recently witnessed trends of high inflation persist both in the U.S. and globally, such elevated inflation, along with governmental efforts to curb it, could have a significant adverse effect on the Company and its portfolio companies.

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
The risks described above are usually greater in the case of portfolio companies in countries viewed as “emerging markets.” The Company may also hold securities, properties and other assets organized in or subject to the laws of one or more countries in Western Europe, including countries with emerging economies, which may lack social, political and economic stability, and the legal systems of some countries in the region may lack transparency or could limit the protections available to non-U.S. investors, and the Company’s portfolio companies could be subject to nationalization and confiscation without fair compensation. These markets tend to be very inefficient and illiquid as well as subject to political and other factors to a heightened degree relative to non-emerging markets. Many emerging markets are developing both economically and politically and, in some cases, have relatively unstable governments and economies based on only a few commodities or industries. Many emerging market countries do not have firmly established product markets and companies in these markets might lack depth of management and can be very vulnerable to political or economic developments such as nationalization of key industries.
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
On February 24, 2022, Russian President Vladimir Putin commenced a full-scale invasion of Ukraine, representing the largest Russian mobilization since 2014, and, as of the date of this Annual Report on Form 10-K, the countries remain in active armed conflict. Since the invasion, the United States, the UK, the EU and several European and other nations have imposed a broad array of new or expanded sanctions, export controls and other measures in response to Russia’s actions against Russia and certain entities and individuals. The ongoing conflict and the continued evolving measures in response could be expected to have a negative impact on the economy and business activity globally, and therefore could adversely affect the performance of our portfolio companies. Similar risks will exist to the extent that any portfolio companies, service providers, vendors or certain other parties have material operations or assets in Russia or Ukraine.

In April 2025, India and Pakistan engaged in a short-lived armed conflict, which continued the long-running tensions between these countries. This conflict, as well as the broader and longer-lived dispute over the Kashmir region could have an adverse impact on the economy and business activity of both countries and others in the region, and therefore could adversely affect the performance of the Company’s holdings. Given the ongoing nature and reoccurring nature of these conflicts and the potential for further escalation, it is difficult to predict the conflict’s ultimate impact on economic and market conditions. See also “—Risks Related to Our Business—Federal, state and foreign anti-corruption, anti-money laundering, economic sanctions, trade controls, and restrictions on foreign direct investment laws applicable to us and our portfolio companies create the potential for significant liabilities and penalties, the inability to complete transactions, imposition of significant costs and burdens, and reputational harm.”

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

Political leaders in the United States and certain European nations have been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government may alter its approach to international trade policy and, in some cases, renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has in the past made proposals and taken actions related thereto. In addition, the U.S. government has in the past imposed tariffs, export controls, sanctions and other restrictions on certain foreign goods, including steel and aluminum and has indicated a willingness to impose such restrictions on other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Other countries, including Mexico, have threatened retaliatory tariffs on certain U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect the financial performance of the Company and its portfolio companies. In particular, the United States and China have agreed to a partial trade deal with respect to their ongoing trade dispute; however, certain issues remain unresolved, which is expected to be an ongoing source of instability, potentially resulting in significant currency fluctuations and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). While this dispute has already had negative economic consequences on the U.S. markets, to the extent that this trade dispute escalates into a “trade war” between the United States and China, there could be additional significant impacts on the industries in which our portfolio companies participate and other adverse impacts on our portfolio companies. In addition, trade disputes may develop between other countries, which may have similar or more pronounced risks and consequences for us or our portfolio companies.

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

Deterioration of a particular country’s domestic economy or balance of trade may indirectly affect the Company’s acquisition of a particular asset in such country. The economies of many Asian countries are export-driven and may be affected by developments in the economies of their main trading partners, such as the United States, Europe, China and Japan. A slowdown of the economies in these countries may adversely affect the growth rates of many countries in Asia, and therefore may also indirectly affect the Company’s holdings. Moreover, holdings could be adversely affected by changes in the general economic climate or the economic factors affecting relevant industries, changes in tax law or specific developments within such industries, or interest rate movements. While the Manager intends to manage the holdings in a manner that will minimize its exposure to such risks, there can be no assurance that adverse political or economic changes will not cause the Company to suffer losses.

In addition, the securities markets of most Asian countries are generally smaller and less liquid than the major securities markets in the United States. Downturns in the Asian economies are likely to seriously affect the securities markets in such economies, including potentially markets on which we may elect to take portfolio companies public, which could impede or prevent us from successfully exiting from our portfolio companies. A high proportion of the shares of many companies in Asia are held by a limited number of persons. A limited number of issuers in most, if not all, securities markets in Asia represents a disproportionately large percentage of market capitalization and trading value. Such limited liquidity of securities markets could affect our ability to acquire or dispose of securities at the price and time it wishes to do so. Disclosure and regulatory standards of securities markets in Asia (in particular, in India) are in many respects less stringent than U.S. standards. Furthermore, there could be a lower level of monitoring and regulation of the markets and the activities of investors in such markets, and enforcement of existing regulations could be extremely limited. Consequently, should we acquire portfolio companies through the public markets in Asia, the prices at which we acquire portfolio companies could be affected by other market participants’ anticipation of our acquisitions, by trading by persons with material non-public information and by securities transactions by brokers in anticipation of transactions by us in particular securities.

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

Companies in some Asian countries are subject to accounting, auditing and financial standards and requirements that differ, in some cases significantly, from those applicable to companies in the United States. In particular, the assets and profits appearing on the financial statements of a company might not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with generally accepted accounting principles in the United States. In addition, for portfolio companies that keep accounting records in local currency, inflation accounting rules in some Asian countries require, for both tax and accounting purposes, that certain assets and liabilities be restated on a company’s balance sheet in order to express items in terms of currency of constant purchasing power while other countries do not permit such restatement. Inflation accounting could indirectly generate losses or profits or disguise true losses or profits.

There are generally substantially less publicly available reports, ratings and other types of information about companies in some Asian countries than there are published about U.S. companies. Accounting, financial, auditing and other reporting standards, practices and disclosure requirements in certain countries in which the Company may acquire portfolio companies are not equivalent to those in the U.S. or other non-U.S. jurisdictions and may differ in fundamental ways. Differences may arise in areas such as valuation of assets, accounting for depreciation, deferred taxation, contingent liabilities and foreign exchange transactions. In addition, information available to the Company and its Shareholders, including both general economic and commercial information and information concerning specific enterprises or assets, might be less reliable and less detailed than information available in more economically sophisticated countries. Assets and profits appearing on the financial statements of a Chinese company, for example, may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. generally accepted accounting principles. As a result of these factors, the Company might not have access to all available information to complete the type of financial due diligence it would typically seek with respect to any investment. As a result, the Manager’s due diligence in certain Asian countries might provide less information than would be expected in the U.S., which could, in turn, increase the risk related to the acquisitions in these countries. Furthermore, acquisitions in certain Asian countries are prone to fraud and false reporting practices. In certain cases, entrepreneurs of some companies might deliberately falsify or cover up certain company reports or practices, and the Company could be misinformed regarding its portfolio companies. It is also possible that the entrepreneurs of the Company’s portfolio companies, after the Company has acquired such entities, engage in acts that are in violation of their agreements with the Company, or otherwise engage in certain acts that damage the interests of the Company. Any of these issues could undermine the performance of the Company’s holdings. While the Manager will endeavor to conduct appropriate due diligence in all cases, no assurances can be given that the Manager will obtain the information or assurances that an investor in a more sophisticated economy would obtain before proceeding with an investment. Additionally, in some Asian countries, regulations under which foreign acquirers, such as the Company, may acquire directly in local securities are new and evolving. There can be no assurance that regulations promulgated in the future will not adversely affect the Company or that any regulations facilitating such acquisitions will be continued or adopted in the future.

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

The Company may accumulate minority positions in the outstanding voting stock or securities convertible into the voting stock, of potential portfolio companies or might otherwise accumulate positions in debt securities of potential portfolio companies, with the intention of accumulating a sufficient position to enable the Company to influence the activities of its portfolio companies. The Company could seek to achieve such accumulation through various means, including through open market purchases, registered tender offers, negotiated transactions or private placements, and could do so with various strategies in mind regarding the existing or potential portfolio company. For example, the Company could accumulate a toehold position with the intention of launching a public tender offer, or could acquire a position with a view to negotiating a privately-negotiated transaction with respect to the securities of the portfolio company. In addition, the Company could seek to influence the activities of the relevant portfolio company through either private or public proposals with respect to the governance or other activities of the portfolio company, including with respect to the nomination and election of new members of the board of directors (or similar governing body) of the relevant portfolio company. The Company might make and pursue such proposals in circumstances where the existing board of directors, management or other stakeholders oppose (or do not support) the relevant proposals.

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
The success of the Company depends on the ability of the Manager and its affiliates to identify and select appropriate portfolio companies, as well as the Company’s ability to acquire these portfolio companies. The private equity sector in which the Company owns and controls portfolio companies has become highly competitive. The Company competes for portfolio companies with other institutional investors as well as private equity, hedge and investment funds. These investors could make competing offers for portfolio company opportunities identified by the Manager and its affiliates, some of whom may have, among other things, greater resources, longer operating histories, more established relationships, greater expertise, better reputations, lower costs of capital and better access to funding, different regulatory barriers, different risk tolerances or lower return thresholds than we do. As a result, such competition could mean that the prices and terms on which purchases of portfolio companies are made could be less beneficial to the Company than would otherwise have been the case, or that we may lose acquisition opportunities. No assurance is given that the Company’s business objectives will be achieved or that it will be able to successfully implement its business strategy. Also, there can be no assurance that the Company will be able to exit from its portfolio companies at attractive valuations. The Company has in the past incurred, and likely will in the future incur, significant fees and expenses identifying, investigating, and attempting to acquire potential portfolio companies that the Company ultimately does not acquire, including fees and expenses relating to due diligence, transportation and travel, including in extended competitive bidding processes.

Before making a recommendation, the Manager will seek to conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each portfolio company. Due diligence might entail evaluation of important and complex business, financial, accounting, sustainability, technological, tax, regulatory and legal issues and macroeconomic trends in determining whether or not to proceed with an acquisition. In particular, the nature and scope of our Manager’s sustainability diligence, if any, will vary based on the opportunity, but may include a review of, among other things, business ethics and corporate governance, employee engagement and ownership, data security and privacy, environmental health and safety (EHS), climate-related risks and opportunities, biodiversity and human rights. Selecting and evaluating material sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Manager or a third-party sustainability consultant (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other managers or with market trends. The materiality of sustainability-related risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, jurisdiction, asset class and investment style or structure.

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

Outside consultants, legal advisors, accountants, investment banks and other third parties might be involved in the due diligence process to varying degrees depending on the type of portfolio company. Such involvement of third-party advisors or consultants can present a number of risks primarily relating to the Manager’s reduced control of the functions that are outsourced. In addition, if the Manager is unable to timely engage third-party providers, their ability to evaluate and acquire more complex targets could be adversely affected. When conducting due diligence and making an assessment regarding a potential acquisition, the Manager and its affiliates will rely on the resources available to them, including information provided by the target and, in some circumstances, third-party investigations. The due diligence investigation that the Manager and its affiliates carry out with respect to a potential acquisition might not reveal or highlight all relevant facts that are necessary or helpful in evaluating such acquisition. Certain considerations covered by our Manager’s diligence, such as sustainability, are continuously evolving, including from an assessment, regulatory and compliance standpoint, and our Manager may not accurately or fully anticipate such evolution or expectations resulting from such evolution. In addition, instances of fraud and other deceptive practices committed by the management teams of targets could undermine the Manager’s due diligence efforts with respect to such companies. Moreover, such an investigation will not necessarily result in the portfolio company being successful. Conduct occurring at portfolio companies, even activities that occurred prior to the Company’s ownership, could have an adverse impact on the Company.

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
Except for the general business guidelines provided in this Annual Report on Form 10-K and our Private Placement Memorandum, there is very limited information as to the nature and terms of any portfolio companies that a prospective shareholder of the Company can evaluate when determining whether to purchase Shares of the Company. Shareholders will not have an opportunity to evaluate for themselves or to approve any portfolio companies. Shareholders will therefore be relying on the ability of the Manager to select portfolio companies to be acquired by the Company. Even if the portfolio companies of the Company are successful, returns may not be realized by Shareholders for a period of several years.

We will rely on the ability of the management teams of our portfolio companies to implement any agreed-upon business plans but cannot assure they will be able to do so in accordance with the Company’s expectations.
The day-to-day operations of each portfolio company that the Company owns and operates will be the responsibility of such portfolio company’s management team, which, in each case, could likely include representatives of investors with whom the Company is not affiliated and whose interests conflict with the interests of the Company. Although the Manager is responsible for monitoring the performance of each portfolio company, the Company relies significantly on the management teams and boards of directors of portfolio companies acquired by the Company, including to effectively implement any agreed-upon business plans. There can be no assurance that the existing management team of any portfolio company or any successor thereto will be able to operate such portfolio company in accordance with the Company’s expectations. Misconduct by management (or other employees, consultants or sub-contractors) of a portfolio company could cause significant losses in respect of the relevant asset. Our employees, consultants or sub-contractors and those of our portfolio companies may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could significantly harm our and such portfolio company’s brand and reputation. Furthermore, our business often requires that we deal with confidential matters of great significance to our business partners. If our employees, consultants or sub-contractors were to improperly use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation or investigation. It is not always possible to detect or deter such misconduct, and the precautions we take may not be effective in all cases. If any of our employees, consultants or sub-contractors or the employees of our portfolio companies were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be materially and adversely affected.

In addition, activities by our portfolio companies may be imputed to us. We believe our and KKR’s reputation are important to our business, including for attracting and retaining Shareholders, maintaining relationships with regulators and being viewed as an attractive partner. Any legal or regulatory action involving our portfolio companies, including any settlement, or any negative publicity or adverse public perception regarding a portfolio company’s actions, business, management or industry, may result in significant reputational harm to us, increased regulatory scrutiny and additional regulatory exposure or litigation. In addition, we may elect to pay certain amounts or agree to other consequences, including operational restrictions, to resolve matters involving any of our portfolio companies or investments in order to mitigate potential reputational, regulatory, or other damage to our business. These developments could damage our relationships with existing and prospective Shareholders, regulators and other stakeholders, and otherwise could result in a material and adverse effect on our business or financial condition.

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
We will pay our Manager the Management Fee regardless of the performance of our portfolio companies. Our Manager’s entitlement to the Management Fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking portfolio companies that provide attractive risk-adjusted returns for us. Because such Management Fee is also based in part on our outstanding equity, our Manager may also be incentivized to advance strategies that increase our equity, and there may be circumstances where increasing our equity will not optimize the returns for our Shareholders. Consequently, we are required to pay our Manager the Management Fee in a particular period despite experiencing a net loss or a decline in the value of our assets during that period.
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
With respect to Section 3(a)(1)(C) of the Investment Company Act, the Company’s most significant asset will be its interests in its wholly owned subsidiaries, the Operating Subsidiaries. The Operating Subsidiaries are not investment companies because their assets will almost exclusively consist of general partner interests in the Company’s Joint Ventures, and such general partner interests are not “investment securities.” Because the Operating Subsidiaries are not and will not become investment companies, the Company’s interests in the Operating Subsidiaries are also not “investment securities.” In addition to its interests in the Operating Subsidiaries, the Company expects to maintain up to 20% of its total assets in the Liquidity Portfolio in order to provide it with income, to facilitate capital deployment and to provide a potential source of liquidity. The Liquidity Portfolio may consist of cash and cash equivalents and foreign currencies at fair value, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit and other investments including high-yield credit, asset-backed securities, mortgage-backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include securities or loans of KKR portfolio companies). Other than cash items or U.S. government securities, the investments that will constitute the Liquidity Portfolio may be considered investment securities held by the Company. The Company intends to continue to conduct its business such that these investment securities will not exceed 40% of the total value of the Company’s assets, exclusive of cash items and U.S. government securities. Accordingly, the Company will conduct its operations such that it will not be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act.
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
Our Manager’s compliance with securities laws and regulations, as well as other laws and regulations applicable to its business, is subject to frequent examinations, inquiries and investigations by U.S. federal and state, as well as non-U.S., governmental agencies and regulatory authorities (including self-regulatory organizations) in the jurisdictions in which the Manager operates. Governmental agencies and regulatory authorities (including self-regulatory organizations) often have broad discretion to interpret and apply the laws and regulations applicable to our Manager’s industry and business and to determine areas of focus for their examinations, inquiries, and investigations. Moreover, many of these laws and regulations authorize such entities to conduct enforcement actions and other proceedings that may result in civil or criminal liability, penalties, and fines or other sanctions, including censures, cease-and-desist orders, settlements or revocations, suspensions or expulsions of applicable memberships, licenses, registrations, authorizations or other regulatory approvals that, in any of these cases, may apply with respect to our Manager or any one or more of its businesses, employees, investments or portfolio companies. In addition, convictions, injunctions, sanctions or settlements imposed by a governmental authority could form the basis for automatic or discretionary limitations on our Manager’s memberships, licenses, registrations, authorizations or other regulatory approvals, or our ability or the ability of our Manager’s affiliates to rely on exemptions, that are administered by a different governmental authority. Any of these actions or consequences could materially and adversely affect our Manager.

For instance, on January 14, 2025, the DOJ filed a civil antitrust complaint (the “DOJ Complaint”) in the U.S. District Court for the Southern District of New York against the KKR Group and various KKR Group-sponsored investment entities (the “KKR Parties”) alleging violations of the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”). The DOJ Complaint requests various relief for the alleged violations of the HSR Act by the KKR Parties, including civil penalties and equitable relief, including potential disgorgement. In January 2025, the KKR Parties filed a complaint (the “KKR Complaint”) in the U.S. District Court for the District of Columbia against Doha Mekki in her official capacity as Acting Assistant Attorney General of the United States for the Antitrust Division, the DOJ, the FTC, and the United States of America pertaining to the HSR Act-related investigations conducted by the DOJ, which requests various forms of relief, including declaratory judgments that: (i) the KKR Parties did not violate the HSR Act; (ii) the DOJ’s and FTC’s interpretations of the HSR Act are unconstitutionally vague; and (iii) the DOJ seeks an excessive fine in violation of the U.S. Constitution. The KKR Parties and the DOJ have filed motions to dismiss the DOJ Complaint and the KKR complaint, respectively. The DOJ has continued its investigations into certain of the KKR Parties’ past HSR Act filings, and the KKR Parties continue to cooperate in connection with these investigations. The DOJ may initiate additional civil or criminal proceedings or take other actions against the KKR Group, its employees or its portfolio companies, which could include further antitrust investigations into past HSR Act filings or transactions or other purported violations of law. There can be no certainty as to the possible outcome of the DOJ Complaint, the KKR Complaint, the DOJ’s investigations, or such other proceedings or other actions, any of which could result in a range of adverse financial and non‐financial consequences to the KKR Group. Even in the event that the parties are able to settle the pending litigation, it is possible that any such settlement could involve significant monetary penalties and/or other possible remedial measures. In addition, the KKR Group is currently, and may from time to time become, subject to other investigations by the Antitrust Division of the DOJ and other U.S. or non-U.S. governmental authorities related to antitrust matters. The KKR Group intends to cooperate in connection with these other investigations.

Any resolution of claims brought by a governmental agency or regulatory authority (including self-regulatory organizations) may, in addition to the imposition of significant monetary penalties or other sanctions, require an admission of wrongdoing or result in adverse limitations or prohibitions on the Manager’s ability to conduct its business activities, including potential statutory disqualifications, third-party oversight of various business processes, or the divestiture of investments. Actions by a governmental agency or regulatory authority in one area of our Manager’s business could materially and adversely affect our business, results of operations and financial condition. Even if an investigation or proceeding does not result in a sanction or the sanction imposed is not material in monetary terms, the investigation, proceeding, action, imposition of sanctions or general perception of impropriety could still significantly harm our Manager’s reputation, adversely impact its relationship with regulators, result in increased future regulatory scrutiny, result in the loss of our ability to raise capital and our access to acquisition opportunities, and place it at a material disadvantage to its competitors.

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
Privacy, data protection, cybersecurity and artificial intelligence laws may increase compliance costs and subject us to enforcement risks and reputational risks.

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

Pursuant to U.S. federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. We and our portfolio companies are subject to both U.S. federal and state privacy and data protection laws and regulations. For example, the California Consumer Privacy Act (as amended by the California Privacy Rights and Enforcement Act of 2020, the “CCPA”), provides enhanced rights, a private right of action for certain data breaches, and statutory fines, damages and penalties for violations. Other U.S. states have passed their own consumer privacy laws and other states are considering doing so. At the U.S. federal level, we are subject to the Gramm-Leach-Bliley Act of 1999, and implementing regulations, including Regulation S-P, which governs privacy notices and the safeguarding and disposal of customer information and establishes certain incident response and notification obligations.

We may also be subject to non-U.S. privacy and data protection laws, including the European General Data Protection Regulation, the Personal Information Protection Law of the People’s Republic of China, the India Digital Personal Data Protection Act 2023, the UK Data Protection Act, and similar laws in other jurisdictions. Many of these regimes have extraterritorial reach, impose differing or conflicting requirements, and may apply to data processing activities conducted by us, our portfolio companies, or third-party service providers. In addition, we are often subject to privacy and data security obligations arising from contractual commitments with counterparties.

There is also increased regulatory attention about the use of artificial intelligence. For example, the EU has adopted Regulation (EU) 2024/1689, which establishes a comprehensive, risk-based regulatory framework governing the development, marketing, deployment and use of artificial intelligence systems within the EU. Portfolio companies are subject to Privacy Laws in the jurisdictions in which they operate. Compliance with current and future Privacy Laws could significantly impact current and planned privacy and information security related practices, the collection, use, sharing, retention and safeguarding of personal data and some of our current and planned business activities and as such could increase costs for the Company and/or portfolio companies. Although the Company, the Manager and KKR intend to make reasonable efforts to comply with all Privacy Laws, we may not be successful in complying with the rapidly evolving privacy, data protection, and security requirements discussed above. Further, there can be no assurance that we will not be subject to regulatory or individual legal action, including fines, in the event of a security incident or other claim that a consumer’s privacy rights have been violated. Any actual or perceived failure to comply with our posted privacy policies, Privacy Laws, or any other legal obligations, such as contractual obligations, relating to privacy, data protection, security, breach notification or consumer protection, could result in regulatory scrutiny and increased exposure to the risk of litigation or the imposition of consent orders, resolution agreements, requirements to take particular actions with respect to training, policies or other activities, and civil and criminal penalties, including fines and damages, which could have an adverse effect on our business, reputation, results of operations or financial condition. In addition, we could be required to fundamentally change our business activities and practices or modify our solutions and services, which could have an adverse effect on our business, results of operations or financial condition. Any of the foregoing could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business, results of operations or financial condition.

Cybersecurity failures and data security breaches could have a material adverse impact on our businesses.

We are subject to various risks and costs associated with the collection, processing, storage and transmission of proprietary, sensitive and otherwise confidential information, including personal information of our Shareholders, officers, contractors and other counterparties and third parties, to which we have access and process through a variety of media, including information technology systems. Breaches in security could potentially jeopardize our, our officers’, our Shareholders’ and our counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks. Any inability, or perceived inability, by us to adequately address privacy concerns, or comply with applicable privacy laws, regulations, policies, industry standards and guidance, related contractual obligations or other privacy legal obligations, even if unfounded, could result in significant regulatory and third-party liability, increased costs, disruption of our business and operations and a loss of Shareholder confidence and other reputational damage.

We continuously face various security threats on a regular basis, including ongoing cybersecurity threats to, and attacks on, our information technology infrastructure that are intended to gain access to our confidential information, destroy data or disable, degrade or sabotage our systems. The risk of a security breach or disruption has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). KKR employees have been and expect to continue to be the target of fraudulent calls and emails, and the subject of impersonations and fraudulent requests for money, which we or the services providers we retain, like administrators, paying agents and escrow agents, may not be able to detect or protect against. These same cybersecurity breaches, cyberattack and cyber intrusions could also be employed against our various stakeholders or other third parties, including attempts to impersonate our Manager or KKR employees, which could cause similar security impacts to our stakeholders, including our portfolio companies, and other third parties and materially and adversely impact us. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers.

Our cybersecurity risk management efforts and our investment in information technology may not be successful in preventing cyber incidents, which could have a material adverse effect upon our reputation, business, operations, or financial condition. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Furthermore, if we experience a cybersecurity incident and fail to comply with the relevant notification laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our Shareholders to lose confidence in the effectiveness of our security measures.

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

Disruptions in our technology infrastructure or the occurrence of other operational errors could materially and adversely affect our business.

Our business depends on the effective execution of operational processes and the reliability of information technology systems, both those we operate and those provided by third parties. We rely on technology systems, including computer hardware, software systems, data processing systems and other technology infrastructure that we own or that are provided and maintained by third party service providers. As our reliance on such technology infrastructure has increased, so have the risks associated with system vulnerabilities, data loss, cybersecurity incidents, processing failures and operational disruptions. If we are unable to adapt our technology infrastructure to accommodate our growth, business changes or regulatory compliance needs, or if the cost of maintaining such systems may increase materially from its current level, it may have a material adverse effect on us. We may need to continue to invest heavily in upgrades and expansions to our information technology infrastructure to continue to support our business and to avoid disruption of our operations, including our acquisition activities. Moreover, the technology systems of third-party providers and technology infrastructure that we own may contain vulnerabilities or experience disruptions, including those resulting in data loss, that could materially and adversely impact our business. In addition, certain of our operational processes continue to involve engaging in manual processes, which are inherently subject to execution risk, including unintentional mistakes, processing errors or control failures, which could materially and adversely affect us. Manual processes may be particularly susceptible to error during periods of high transaction volume, personnel changes, new technology system implementations or other operational transitions. Although we maintain policies, procedures, and internal controls, and have implemented technology infrastructure designed to mitigate these risks, such measures may not be effective in preventing or detecting errors in a timely manner. Failures in our operational processes could result in financial loss, regulatory scrutiny, reputational harm, and other adverse consequences.

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
Among the Company’s important features are the provisions relating to the purchase and repurchase of Shares. The valuation of Shares upon purchase, the amount payable to investors upon repurchase and certain other valuations are generally based upon the Company’s NAV per Share as of the end of the immediately preceding month or quarter, as applicable. Because the price Shareholders will pay for Shares in the Private Offering, and the price at which such Shares may be repurchased under the share repurchase plan by the Company, are based on the Transactional Net Asset Value, Shareholders may pay more than realizable value or receive less than realizable value for their investment. Under the Company’s share repurchase plan, Shareholders having their Shares repurchased by the Company will generally receive a cash amount attributable to the NAV per Share as of the immediately preceding quarter. Our NAV per Share may change materially from the last day of the prior quarter to the date of repurchase, and it also may change materially shortly after a quarterly share repurchase is completed. Since the repurchase price of any Shares accepted for repurchase during a quarter will be the NAV of such Shares as of the last day of the prior quarter, the repurchase price received by a Shareholder on a repurchase date will not reflect any net increase or decrease in net assets resulting from operations during the first month of the quarter in which the Company repurchases such Shares (and such Shares will not bear any applicable Performance Participation Allocation, Management Fee, Servicing Fee and/or Distribution Fee accrued during that period). Instead, any net increase or decrease in net assets resulting from operations, including any applicable Performance Participation Allocation, Management Fee, Servicing Fee and/or Distribution Fee, in the first month of each quarter otherwise attributable to Shares accepted by the Company for repurchase will be borne by the remaining Shares of the Company. The Company relies on the Manager and its affiliates for valuation of the Company’s assets and liabilities.

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
The amount of judgment and discretion inherent in valuing assets renders valuations uncertain and susceptible to material fluctuations over possibly short periods of time. Our Manager’s determination of a portfolio company’s fair value may differ materially from the value that would have been determined if a ready market for the securities had existed. In addition, the range of potential valuation methodologies and the potential exercise of our Manager’s subjective judgment in determining valuation might cause some of our Shareholders or regulators to question our valuations or methodologies. There can be no assurance that our policies will address all necessary valuation factors or completely eliminate potential conflicts of interest in such determinations or that we will be able to achieve some valuations.

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
We have a limited operating history.
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
In addition, we may receive significant subscription requests from other KKR-sponsored vehicles and from large third-party investors, which could result in a concentration of ownership among a limited number of Shareholders. If one or more such Shareholders subsequently submit requests to have a large number of their Shares repurchased – particularly if such requests are made during the same repurchase period – the aggregate amount of Shares tendered for repurchase may exceed the limits under our share repurchase plan and trigger proration among all Shareholders that have submitted requests for repurchase during the applicable repurchase period. In addition, the anticipation of proration may cause certain Shareholders to tender more Shares than they wish to have repurchased, which could further increase the likelihood of proration. As a result, repurchase requests may be prorated and we may repurchase fewer Shares than requested.

Considering all of these factors, a Shareholder’s ability to have its Shares repurchased by us may be limited and at times the Shareholder may not be able to liquidate its investment. See “Item 1. Business—Share Repurchases—Share Repurchase Plan.”

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
Under the Foreign Account Tax Compliance Act of 2010 (“FATCA”), certain payments made or received by the Company may be subject to a 30% federal withholding tax, unless certain requirements are met.

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
KKR’s Chief Information Security Officer (the “KKR CISO”) leads an information security team (the “KKR information security team”) whose responsibilities include securing data from unauthorized use or access. The cybersecurity strategy and program at KKR includes, among other things, annual employee training about cybersecurity risks and new employee onboarding about KKR’s security policies.
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
The KKR CISO is a member of KKR’s Operational Risk Committee. The Operational Risk Committee is comprised of senior employees from across KKR. The committee focuses on significant operating and business risks, which includes among others, regulatory, cybersecurity, operational, geopolitical, and reputational risks, and is responsible for ensuring risks are identified, assessed, managed and mitigated effectively in the cybersecurity risk management environment for KKR, which includes identifying and monitoring KKR’s technology risks, including those related to information security, business disruption, fraud and privacy related risks, and also promoting cybersecurity awareness at KKR.
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
Cybersecurity Risk Management and Strategy
KKR has a cybersecurity incident response plan, which was developed taking into account industry standard guidance provided by institutes such as the National Institute of Standards and Technology. This plan is a key component of the cybersecurity program, which is generally incorporated within KKR’s enterprise risk management framework. The cybersecurity incident response plan includes details on the cybersecurity incident response management team, which includes members of the Company’s management team. The KKR CISO and KKR’s Chief Compliance Officer co-chair a cybersecurity incident response team (“KKR CIRT”), which aims to manage and mitigate the risk and impact of cybersecurity breach events at KKR, including those arising from third-party service providers, including those providers that have access to KKR’s customer and employee data. Cybersecurity considerations affect the selection and oversight of our third-party service providers. KKR performs cybersecurity-related diligence on third parties that have access to its systems, data or facilities. In addition to the KKR CISO and KKR’s Chief Compliance Officer, the KKR CIRT includes members of KKR’s legal, technology, compliance, risk, public affairs, human capital and finance groups. The Company also has a cybersecurity incident response plan that is consistent with that of KKR and has established a notification decision framework to determine when the KKR CIRT will provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including members of the Company management and the Board.
The KKR information security team undertakes a variety of measures to monitor and manage the cybersecurity risks of KKR. KKR’s technology platforms and applications are designed to enable it to monitor user and network behavior at KKR, identify threats using certain analytics, and mitigate attacks across various layers of the enterprise. The KKR information security team conducts regular internal and external audits with third-party cybersecurity experts to identify and evaluate potential weaknesses in its cybersecurity systems. In addition, the KKR information security team conducts periodic phishing simulations, as well as periodic employee training on KKR’s security policies and controls and provides other security trainings as part of new employee onboarding. Additionally, the KKR CIRT conducts periodic tabletop exercises simulating a cybersecurity breach at KKR.

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
Item 3.    Legal Proceedings
For a discussion of the Company’s legal proceedings, see the section entitled “Legal Proceedings” appearing in Note 9. Commitments and Contingencies to our consolidated financial statements in this Annual Report on Form 10-K, which is incorporated herein by reference.
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

Holders

As of February 28, 2026, the Company had the below number of holders of each outstanding class of Shares:

Class	Number of Holders
Class D Shares	1,097
Class I Shares	8,385
Class S Shares	179
Class U Shares	16,973
Class R-D Shares	990
Class R-I Shares	4,958
Class R-U Shares	18,286
Class F Shares	6
Class G Shares	1
Class H Shares	1
Distributions

The Company did not declare or pay any distributions during the year ended December 31, 2025. We do not expect to make distributions on a regular basis. See “Item 1. Business—Distributions.”

Issuer Purchases of Equity Securities

During the three months ended December 31, 2025, the Company repurchased Shares in the following amounts:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2025 to October 31, 2025)	—	—	—	—
Month #2 (November 1, 2025 to November 30, 2025)	355,104	$32.36	355,104	—
Month #3 (December 1, 2025 to December 31, 2025)	—	—	—	—
Total	355,104	$32.36	355,104	—

(1) The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares, Class R-I Shares or Class F Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV attributable to such classes of Shares per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). See “Part I, Item 1. Business–Share Repurchases” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for more information regarding the Company’s share repurchase plan.

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

Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

All dollar amounts in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands, unless otherwise noted.
Overview

The Company was formed on December 6, 2022 as a limited liability company under the laws of the state of Delaware and we operate our business in a manner so that we are not an “investment company” under the Investment Company Act. We are a holding company that seeks to acquire, own and control portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation through Joint Ventures. The Company commenced principal operations on August 1, 2023.
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
A key part of our strategy is to form Joint Ventures by pooling capital with one or more KKR Vehicles that target acquisitions of portfolio companies that are compatible with our business strategy. We expect that we will own nearly all of our portfolio companies through Joint Ventures alongside one or more KKR Vehicles and that the Joint Ventures will be managed in a way that reflects the commonality of interests between the KKR Vehicles and the Company. The Company and the KKR Vehicles in a Joint Venture both have a shared interest in maximizing value of the Joint Venture, and we believe that a joint acquisition strategy that pools the resources of the KKR Vehicles and the Company leads to greater opportunities to gain sufficient influence or control over portfolio companies and leverages KKR’s operations-oriented management approach to value creation with the objective of achieving capital appreciation for all interest holders in the Joint Venture. We currently own, and expect to own in the future, all or substantially all of our Joint Venture interests in portfolio companies directly or indirectly through one of our wholly owned Operating Subsidiaries, and in turn, each Operating Subsidiary holds our interests in portfolio companies and Joint Ventures through one or more corporations, limited liability companies or limited partnerships. We expect that most of our Joint Ventures will own a majority of, and/or have primary control over, the underlying portfolio company. The Company and the applicable KKR Vehicle will hold the interests in each portfolio company as co-general partners of the relevant Joint Venture, but the relative economic interests in such Joint Venture will vary from acquisition to acquisition. In limited circumstances, we may also invest some portion of our capital into portfolio companies indirectly through vehicles we do not control. We may occasionally be a passive investor into a vehicle that holds an investment in a single portfolio company. We may also make investments into vehicles controlled by an external adviser where we do not have direct input into the underlying investments.
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
We conduct a continuous private offering of our Shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act of 1933) in reliance on exemptions from the registration requirements of the Securities Act, (the “Private Offering”), including under Regulation D and Regulation S. We currently offer four classes of investor shares: Class S Shares, Class D Shares, Class U Shares and Class I Shares. Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, with the Class S Shares, Class D Shares, Class U Shares and Class I Shares, the “Investor Shares” and, together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) were no longer available for purchase as of January 2, 2025. We may offer additional classes of Investor Shares in the future.

Recent Developments

Portfolio Company Activity

During the three months ended December 31, 2025, the Company acquired indirect interests in the following portfolio companies:

Portfolio Company	Description
1-800-Contacts	Oculus Holding Corp. (“1-800-Contacts”) is a provider of contact lenses and digital vision care solutions and is based in Draper, Utah.
Datagroup SE	Datagroup SE is a German IT services company specializing in managed cloud, network, and digital workplace solutions that support the digital transformation of enterprises across Europe and is based in Pliezhausen, Germany.
Etraveli Group	Etraveli Group is a European flight intermediary platform connecting airlines and travel distributors and is based in Uppsala, Sweden.
Forum Engineering Inc.	Forum Engineering Inc. is an Asia-Pacific engineering services provider supporting industrial and infrastructure projects and is based in Tokyo, Japan.
Lighthouse Learning	Lighthouse Learning Private Limited (“Lighthouse Learning”) is a leading education services platform in India, operating preschool and K-12 brands that deliver scalable, high-quality learning across a nationwide network and is based in Mumbai, India.
Premialab	PL Technologies Limited (“Premialab”) is a provider of institutional portfolio analytics and risk data and is based in Dubai, UAE.
Spectris plc	Spectris plc is a global provider of precision measurement and instrumentation solutions. Its technologies support testing, monitoring, and analytics across industrial and scientific applications and is based in London, United Kingdom.
OSTTRA	OSTTRA Group Ltd. (“OSTTRA”) is a provider of post-trade workflow solutions for global OTC derivatives across rates, FX, credit and equity asset classes, serving banks, broker-dealers, asset managers and other market participants in the financial ecosystem and is based in London, United Kingdom.

In addition, during the same period, the Company completed add-on transactions in ten existing portfolio companies: April SAS/France, Bettcher Industries, BMC Software Inc., CoolIT Systems Inc., Datagroup SE, Elsan Group SAS, Exact Software Nederland BV, Frontier BioSolutions, Topcon Corp and Wella Corp.

Also, as of December 31, 2025, the Company had funded cash into KKR Cape Aggregator L.P. in connection with the anticipated acquisition of an additional indirect interest in Teaching Strategies LLC.

The charts below present the diversification of our portfolio companies by strategy, sector and geography as of December 31, 2025, based upon the fair value of the portfolio companies, inclusive of transactions which were consummated by the date of this report but funded by the Company on or before December 31, 2025, if any.

STRATEGY	SECTOR

GEOGRAPHY

The chart below presents the Company’s ten largest investments, based upon estimated fair value, as of December 31, 2025, based upon the fair value of the portfolio companies, inclusive of transactions which were consummated by the date of this report but funded by the Company on or before December 31, 2025, if any:

Portfolio Company	Sector	Country
Cotiviti, Inc.	Health Care	United States
Omnissa, LLC (f/k/a VMware End User Computing)	Information Technology	United States
Spectris	Industrials	United Kingdom
Exact Software Nederland BV	Information Technology	Netherlands
Wella	Consumer Staples	Switzerland
Söderberg & Partners Asset Management SA	Financials	Sweden
Fuji Soft Inc	Information Technology	Japan
Karo Healthcare AB	Health Care	Sweden
BMC Software Finance Inc.	Information Technology	United States
DentalXChange	Health Care	United States

During January 2026, the Company acquired an indirect interest in the following portfolio company, as well as completed an add-on transaction in Datagroup SE:

Portfolio Company	Description
Infobric Group AB	Infobric is a Sweden-based construction software company that offers end-to-end construction software for workforce-, contractor-, equipment- and asset-management

Business Environment

Beginning in March 2025 and continuing through the date of the filing of this Annual Report on Form 10-K, the United States and countries around the world have experienced elevated levels of market volatility and uncertainty driven by, among other things, geopolitical and global trade concerns, including the imposition of tariffs and threats of tariffs by the United States on certain of its trading partners since April 2025. This volatility and uncertainty add to the various risks and uncertainties in the business environment in which we operate and may have various impacts, including on the valuations of certain of our portfolio companies, the pace and volume of our deployments and realizations, and our fundraising activities.

Revolving Credit Agreement

On October 15, 2025, the Borrowers entered into two lender joinder agreements (collectively, the “October Joinders”) to the Revolving Credit Agreement. Pursuant to the October Joinders, the credit available to the Borrowers was increased by $250,000 to an aggregate principal amount of $600,000.

On November 21, 2025, the Borrowers entered into a facility upsize and lender joinder agreement (the “November Joinder”) to the Revolving Credit Agreement. Pursuant to the November Joinder, the credit available to the Borrowers was increased by $150,000 to an aggregate principal amount of $750,000.

On February 26, 2026, the Borrowers entered into a facility upsize and lender joinder agreement (the “February Joinder”) to the Revolving Credit Agreement. Pursuant to the February Joinder, the credit available to the Borrowers was increased by $100,000 to an aggregate principal amount of $850,000.

On March 6, 2026, the Borrowers entered into a facility upsize and lender joinder agreement (the “March Joinder” and, together with the October Joinders, November Joinder and February Joinder, the “Joinders”) to the Revolving Credit Agreement. Pursuant to the March Joinder, the credit available to the Borrowers was increased by $150,000 to an aggregate principal amount of $1,000,000.

The Revolving Credit Agreement continues to include an uncommitted accordion feature that allows the Borrowers to increase the commitment to up to $1,500,000 in the aggregate.

During the fourth quarter of 2025, the Company remitted $2,000 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Revolving Credit Agreement. Subsequent to December 31, 2025, and through the filing date of this Annual Report on Form 10-K, the Company remitted $1,250 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Revolving Credit Agreement.

Except as described above, the material terms of the Revolving Credit Agreement remain unchanged by the Joinders.

Operating Results Highlights

During the year ended December 31, 2025, we raised aggregate subscription proceeds of $4,183,756 related to Investor Shares. These subscription proceeds were used, in part, to acquire our interests in 27 portfolio companies as well as add-on transactions in existing portfolio companies totaling $3,848,680 during the year ended December 31, 2025.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns(1)	Class D Shares	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares
Share class inception date	February 1, 2025	September 1, 2023	April 1, 2025	June 1, 2024	February 1, 2024	August 1, 2023	August 1, 2023
Three months ended December 31, 2025	3.06%	3.13%	2.92%	2.91%	3.06%	3.12%	2.90%
Year ended December 31, 2025	14.80%	16.81%	9.55%	15.78%	16.49%	16.79%	15.79%
Inception to date annualized December 31, 2025	N/A	12.94%	N/A	14.65%	14.27%	13.22%	12.22%

(1) “Inception to date annualized” for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company did not declare or pay any distributions from inception through December 31, 2025. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

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

The following table presents our comparative results of operations (in thousands):

	Years Ended December 31,			Years Ended December 31,
	2025	2024	Change	2024	2023	Change
Investment income
Dividend income	$110,595	$53,104	$57,491	$53,104	$4,148	$48,956
Total investment income	110,595	53,104	57,491	53,104	4,148	48,956

Operating expenses
Performance participation allocation	203,187	52,896	150,291	52,896	1,508	51,388
Management fee expense	78,707	27,319	51,388	27,319	459	26,860
Professional fees	10,499	9,519	980	9,519	4,190	5,329
General and administration expenses	9,900	6,214	3,686	6,214	1,811	4,403
Directors’ fees and expenses	617	613	4	613	214	399
Interest expense	6,019	91	5,928	91	52	39
Deferred offering costs amortization	—	815	(815)	815	581	234
Organization costs	—	—	—	—	4,589	(4,589)
Total operating expenses	308,929	97,467	211,462	97,467	13,404	84,063
Less: Management fee and expense credits	(80,803)	(28,693)	(52,110)	(28,693)	—	(28,693)
Less: Expenses reimbursed by Manager	—	(3,170)	3,170	(3,170)	(9,816)	6,646
Add: Expenses recouped by Manager	13,187	3,433	9,754	3,433	—	3,433
Less: Interest expense waived by Line of Credit Lender	—	(14)	14	(14)	(52)	38
Net operating expenses	241,313	69,023	172,290	69,023	3,536	65,487
Net investment (loss) income	(130,718)	(15,919)	(114,799)	(15,919)	612	(16,531)

Net realized (loss) gain on investments, foreign currency and foreign currency forward contracts
Net realized (loss) gain on:
Foreign currency forward contracts	(64,346)	(4,485)	(59,861)	(4,485)	—	(4,485)
Investments	34,793	4,111	30,682	4,111	—	4,111
Foreign currency	1,695	(869)	2,564	(869)	—	(869)
Total net realized loss	(27,858)	(1,243)	(26,615)	(1,243)	—	(1,243)

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on:
Investments	1,126,726	356,940	769,786	356,940	8,523	348,417
Foreign currency translation	159,117	(34,101)	193,218	(34,101)	1,297	(35,398)
Foreign currency forward contracts	(7,889)	30,958	(38,847)	30,958	(639)	31,597
Foreign currency	(85)	—	(85)	—	—	—
Total net change in unrealized appreciation (depreciation) before income taxes	1,277,869	353,797	924,072	353,797	9,181	344,616
Provision for income taxes	82,411	21,200	61,211	21,200	—	21,200
Total net change in unrealized appreciation after income taxes	1,195,458	332,597	862,861	332,597	9,181	323,416
Net increase in net assets resulting from operations	$1,036,882	$315,435	$721,447	$315,435	$9,793	$305,642

A discussion of the results of operations for the years ended December 31, 2025 and 2024 is as follows:

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

For the year ended December 31, 2025 as compared to the comparable period in 2024, dividend income increased by $57,491, driven by both an increase in income from money market funds and an increase in dividend income received from portfolio companies.

Operating Expenses

For the year ended December 31, 2025 as compared to the same period in 2024, operating expenses increased by $211,462, primarily resulting from an increase in performance participation allocation (“Performance Participation Allocation”), gross management fees (“Management Fee”) pursuant to the management agreement entered into between the Company and the Manager, (as amended and restated, the “Management Agreement”) earned by the Manager and interest expense of $150,291, $51,388 and $5,928, respectively. Management fees were fully offset for the year ended December 31, 2025 and 2024. The increase in interest expense period over period was driven by an increase in unused fees and amortization of deferred financing costs from the Revolving Credit Agreement that was entered into on December 23, 2024.

For the year ended December 31, 2025, the Manager recouped expenses of $13,187 incurred by the Company, pursuant to the Amended and Restated Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”), as compared to $3,433 of expenses recouped for the year ended December 31, 2024. As of December 31, 2025, all amounts subject to recoupment by the Manager pursuant to the Expense Limitation Agreement have been recouped.

For the year ended December 31, 2024, the Manager agreed to reimburse expenses of $3,170 incurred by the Company pursuant to the Expense Limitation Agreement. No such expenses were agreed to be reimbursed by the Manager pursuant to the Expense Limitation Agreement for the year ended December 31, 2025.

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

For the year ended December 31, 2025 as compared to the same period in 2024, net realized losses increased by $26,615, primarily due to an increase of $59,861 in realized losses on the settlement of foreign currency forward contracts, partially offset by an increase in realized gain on investments of $30,682. During the year ended December 31, 2025, we recognized a realized gain on investments of $34,793 primarily resulting from the sale of an asset during the second quarter of 2025 and during the year ended December 31, 2024, we recognized a realized gain on investments of $4,111 resulting from a partial sale of an asset during the third quarter of 2024.

For the year ended December 31, 2025 as compared to the same period in 2024, total net change in unrealized appreciation before income taxes increased by $924,072 and was primarily due to an increase of $769,786 resulting from unrealized appreciation on investments related to the change in value of portfolio companies and an increase of $193,218 resulting from unrealized appreciation on foreign currency translation related to the change in value based upon changes in foreign currency exchange rates, partially offset by a decrease of $38,847 resulting from unrealized appreciation (depreciation) on foreign currency forward contracts. During the year ended December 31, 2025, we recognized unrealized depreciation on foreign currency forward contracts of $7,889 compared to unrealized appreciation on foreign currency forward contracts of $30,958 during the year ended December 31, 2024.

Provision for Income Taxes

The Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level, resulting in a provision for income taxes. For the year ended December 31, 2025 as compared to the comparable period in 2024, provision for income taxes increased by $61,211 as a result of the increase in unrealized appreciation related to the change in value of portfolio companies for investments that are subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Changes in Net Assets from Operations

For the year ended December 31, 2025 as compared to the same period in 2024, net increase in net assets resulting from operations increased by $721,447, primarily resulting from a net increase in unrealized appreciation partially offset by an increase in Performance Participation Allocation.

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

Transactional Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our Transactional Net Asset Value is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our Transactional Net Asset Value is calculated by adjusting our GAAP Net Asset Value as of the relevant valuation date for (i) the recognition of the shareholder servicing fees and distribution fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued and (ii) the exclusion of tax liabilities of certain taxable subsidiaries through which the Company holds portfolio companies that are contingent upon the expected manner of the divestment of the associated underlying portfolio companies and are not expected to be recognized by the Company (although the current tax liabilities of any such taxable subsidiaries may be taken into account in determining the fair value of the associated underlying portfolio companies).

The following table provides a breakdown of the major components of our Transactional Net Asset Value as of December 31, 2025 ($ in thousands, except shares):

Components of Transactional Net Asset Value	December 31, 2025
Investments at fair value (cost of $7,390,946)	$9,012,040
Cash and cash equivalents	964,012
Foreign currencies at fair value (cost of $194)	194
Other assets	44,808
Other liabilities	(29,612)
Accrued performance participation allocation	(51,704)
Accrued shareholder servicing fees and distribution fees(1)	(7,893)
Management fee payable	—
Transactional Net Asset Value	$9,931,845
Number of outstanding shares	296,887,373

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

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of December 31, 2025 ($ in thousands, except shares and per share data):

Transactional Net Asset Value Per Share	Class I Shares	Class D Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total
Monthly Transactional Net Asset Value	$1,624,595	$228,876	$11,575	$2,030,473	$377,706	$2,033,132	$3,401,479	$224,007	$1	$1	$9,931,845
Number of outstanding shares	48,059,830	6,818,668	347,135	60,905,778	11,253,236	60,240,289	102,966,509	6,295,848	40	40	296,887,373
Transactional Net Asset Value per Share as of December 31, 2025	$33.80	$33.57	$33.34	$33.34	$33.56	$33.75	$33.03	$35.58	$35.59	$35.59

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Statements of Assets and Liabilities to our Transactional Net Asset Value:

December 31, 2025
GAAP Net Asset Value	$9,495,126
Adjustment:
Accrued shareholder servicing fees and distribution fees(1)	330,516
Deferred tax liabilities of certain taxable subsidiaries(2)	106,203
Transactional Net Asset Value	$9,931,845

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

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for portfolio companies that are valued at fair value as of December 31, 2025:

Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	7.7%	5.0% - 15.0%
	Weight Ascribed to Market Comparables	39.1%	0.0% - 100.0%
	Weight Ascribed to Discounted Cash Flow	41.8%	0.0% - 75.0%
	Weight Ascribed to Transaction Price/Other	19.1%	0.0% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.5x	6.9x - 23.2x
	Enterprise Value / Forward Revenues Multiple	8.6x	2.1x - 10.3x

Discounted Cash Flow	Weighted Average Cost of Capital	11.1%	5.6% - 20.7%
	Enterprise Value / LTM EBITDA Exit Multiple	14.1x	8.0x - 23.0x

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

Input	Hypothetical Change	Portfolio Company Values
Weighted Average Cost of Capital	0.25% decrease	+0.95%
	0.25% increase	–0.89%
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

As of December 31, 2025 and 2024, the fair value of our foreign currency forward contracts was a net asset of $22,430 and $30,319, respectively. As of December 31, 2025 and 2024, we recorded unrealized appreciation on foreign currency forward contracts of $27,607 and $30,319, respectively, as an asset in the Consolidated Statements of Assets and Liabilities and unrealized depreciation on foreign currency forward contracts of $5,177 and $0, respectively, as a liability in the Consolidated Statements of Assets and Liabilities.

For the year ended December 31, 2025, we recorded a change in net unrealized depreciation on foreign currency forward contracts of $7,889 and a realized loss on foreign currency forward contracts of $64,346 in the Consolidated Statements of Operations.

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
During the years ended December 31, 2025 and 2024, we repurchased 247,476 Class R-I Shares and 3,254 Class R-I Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $31.84 and $26.42, respectively.

During the years ended December 31, 2025 and 2024, we repurchased 576,591 Class R-U Shares and 82,646 Class R-U Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $30.97 and $27.65, respectively.

During the year ended December 31, 2025, we repurchased 12,620 Class U Shares, pursuant to our share repurchase plan, at an average price per share of $31.77. No Class U Shares were repurchased during the year ended December 31, 2024.

During the year ended December 31, 2025, we repurchased 12,369 Class I Shares, pursuant to our share repurchase plan, at an average price per share of $32.64. No Class I Shares were repurchased during the year ended December 31, 2024.

During the year ended December 31, 2025, we repurchased 819 Class D Shares, pursuant to our share repurchase plan, at an average price per share of $32.57. No Class D Shares were repurchased during the year ended December 31, 2024.

During the year ended December 31, 2025, we repurchased 20,516 Class R-D Shares, pursuant to our share repurchase plan, at an average price per share of $32.57. No Class R-D Shares were repurchased during the year ended December 31, 2024.

Liquidity and Capital Resources
As of December 31, 2025, the Company had $964,012 and $194 in cash and cash equivalents and foreign currencies at fair value, respectively. Our current cash and cash equivalents and foreign currencies at fair value balances are generally reflective of the cash necessary to fund normal operations, with our cash and cash equivalents consisting primarily of money market funds.

In addition, the Borrowers have entered into the Revolving Credit Agreement, under which the Borrowers have available borrowings in an aggregate principal amount of up to $1,000,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $1,500,000 in the aggregate. The obligations of the Borrowers and guarantors under the Revolving Credit Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Revolving Credit Agreement matures on December 23, 2027, unless there is an earlier termination or an acceleration following an event of default. As of December 31, 2025, the Borrowers did not have an outstanding balance under the Revolving Credit Agreement.

On December 20, 2023, certain wholly-owned subsidiaries of the Company entered into the Line of Credit (as defined in “Note 5. Related Party Transactions” to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K) to provide for up to a maximum aggregate principal amount of $300,000 with KKR Alternative Assets LLC, an affiliate of the Company. As of December 31, 2025, there was no outstanding balance under the Line of Credit.

We expect to generate cash primarily from the net proceeds from our continuous Private Offering, cash flows from our operations, the Line of Credit, the Revolving Credit Agreement, any other financing arrangements we have entered into and may enter into in the future and any future offerings of our equity or debt securities. We believe that cash provided by such means will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future.

Our primary use of cash will be for the acquisition of portfolio companies, the cost of operations (including the Management Fee and the Performance Participation Allocation, to the extent paid in cash), debt service of any borrowings, periodic repurchases, including under the share repurchase plan (as described herein), and cash distributions (if any) to the holders of our Shares to the extent declared by the Company. The Company may issue Class E Shares to KKR in connection with the Company’s acquisition of additional assets in the future.
Cash Flows

Cash used in operating activities

Net cash flow used in operating activities was $3,756,888 for the year ended December 31, 2025 and is primarily the result of funding the acquisitions of portfolio companies, offset in part by proceeds received primarily from the disposal of an interest in a portfolio company.

Cash provided by financing activities

Net cash flow provided by financing activities was $4,119,564 for the year ended December 31, 2025, which primarily reflects the proceeds from the sale of Shares pursuant to our continuous Private Offering.
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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgments and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder servicing fees and distribution fees entail uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of December 31, 2025 and December 31, 2024, the Company has accrued $338,409 and $176,891, respectively, of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class R-U Shares, Class R-D Shares, Class D Shares, Class S Shares and Class U Shares sold.
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
Contractual Obligations
See “Note 9. Commitments and Contingencies,” to our consolidated financial statements in this Annual Report on Form 10-K for any contractual obligations and commitments with payments due subsequent to December 31, 2025.

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

Changes in Fair Value

All of our portfolio companies as of December 31, 2025 are reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on portfolio companies held as of December 31, 2025, we estimate that an immediate 10% decrease in the fair value of portfolio companies generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of the portfolio companies as of December 31, 2025, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III portfolio companies would result in a decline in net increase in net assets resulting from operations of $898,617, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our portfolio companies were denominated as of December 31, 2025 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $79,752, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our fixed income investments to increase. As of December 31, 2025, we had no indebtedness.

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

We have audited the accompanying consolidated statements of assets and liabilities of KKR Private Equity Conglomerate LLC (the “Company”), including the condensed consolidated schedules of investments as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian and investees; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
San Francisco, California
March 26, 2026
We have served as the Company’s auditor since 2022.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2025	December 31, 2024
Assets
Investments at fair value (cost of $7,390,946 and $3,585,860)	$9,009,449	$3,918,519
Cash and cash equivalents	964,012	601,529
Foreign currencies at fair value (cost of $194 and $1)	194	1
Prepaids and other assets	563	240
Dividends receivable	4,225	2,366
Unrealized appreciation on foreign currency forward contracts	27,607	30,319
Deferred financing costs, net	12,413	5,009
Total assets	10,018,463	4,557,983

Liabilities
Accrued performance participation allocation	51,704	—
Accrued shareholder servicing fees and distribution fees	338,409	176,891
Directors’ fees and expenses payable	151	151
Other accrued expenses and liabilities	9,676	5,153
Deferred income taxes	103,612	21,200
Unrealized depreciation on foreign currency forward contracts	5,177	—
Due to Manager	14,608	11,203
Total liabilities	523,337	214,598

Commitments and contingencies (Note 9)

Net assets (Note 7)	$9,495,126	$4,343,385

Net assets are comprised of:
Class D Shares, 6,818,668 and 0 shares authorized, issued and outstanding, respectively	$223,083	$—
Class I Shares, 48,059,830 and 31,054 shares authorized, issued and outstanding, respectively	1,615,392	899
Class S Shares, 347,135 and 0 shares authorized, issued and outstanding, respectively	10,755	—
Class U Shares, 60,905,778 and 137,406 shares authorized, issued and outstanding, respectively	1,886,461	3,701
Class R-D Shares, 11,253,236 and 10,419,393 shares authorized, issued and outstanding, respectively	366,014	294,461
Class R-I Shares, 60,240,289 and 51,968,235 shares authorized, issued and outstanding, respectively	2,004,703	1,501,848
Class R-U Shares, 102,966,509 and 93,038,669 shares authorized, issued and outstanding, respectively	3,166,052	2,487,178
Class F Shares, 6,295,848 and 1,865,972 shares authorized, issued and outstanding, respectively	222,664	55,296
Class G Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Class H Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Net assets	$9,495,126	$4,343,385
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands)

	Years Ended December 31,
	2025	2024	2023
Investment income
Dividend income (net of withholding tax of $7,543, $0 and $0, respectively)	$110,595	$53,104	$4,148
Total investment income	110,595	53,104	4,148

Operating expenses
Performance participation allocation	203,187	52,896	1,508
Management fee expense	78,707	27,319	459
Professional fees	10,499	9,519	4,190
General and administrative	9,900	6,214	1,811
Directors’ fees and expenses	617	613	214
Interest expense	6,019	91	52
Deferred offering costs amortization	—	815	581
Organization costs	—	—	4,589
Total operating expenses	308,929	97,467	13,404
Less: Management fee and expense credits	(80,803)	(28,693)	—
Less: Expenses reimbursed by Manager	—	(3,170)	(9,816)
Add: Expenses recouped by Manager	13,187	3,433	—
Less: Interest expense waived by Line of Credit Lender	—	(14)	(52)
Net operating expenses	241,313	69,023	3,536
Net investment (loss) income	(130,718)	(15,919)	612

Net realized (loss) gain on investments, foreign currency and foreign currency forward contracts
Net realized (loss) gain on:
Foreign currency forward contracts	(64,346)	(4,485)	—
Investments	34,793	4,111	—
Foreign currency	1,695	(869)	—
Total net realized loss	(27,858)	(1,243)	—

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on:
Investments	1,126,726	356,940	8,523
Foreign currency translation	159,117	(34,101)	1,297
Foreign currency forward contracts	(7,889)	30,958	(639)
Foreign currency	(85)	—	—
Total net change in unrealized appreciation before taxes	1,277,869	353,797	9,181
Provision for income taxes	82,411	21,200	—
Total net change in unrealized appreciation after income taxes	1,195,458	332,597	9,181
Net increase in net assets resulting from operations	$1,036,882	$315,435	$9,793

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Amounts in Thousands)

	Class D Shares	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2024	$—	$899	$—	$3,701	$294,461	$1,501,848	$2,487,178	$55,296	$1	$1	$4,343,385
Consideration from the issuance of shares	212,110	1,505,311	11,045	1,883,804	28,646	229,075	313,765	151,984	—	—	4,335,740
Repurchase of shares	(27)	(404)	—	(401)	(668)	(7,879)	(17,859)	—	—	—	(27,238)
Early repurchase fee	15	88	—	120	38	202	342	10	—	—	815
Transfers in	283	4,765	—	—	220	18,654	346	—	—	—	24,268
Transfers out	(1,965)	—	—	(2,131)	(4,477)	(126)	(15,569)	—	—	—	(24,268)
Net (decrease) increase in net assets resulting from capital activity	210,416	1,509,760	11,045	1,881,392	23,759	239,926	281,025	151,994	—	—	4,309,317
Net investment (loss) income	(1,971)	(11,615)	(60)	(15,831)	(6,684)	(35,418)	(60,193)	1,054	—	—	(130,718)
Net realized loss	(838)	(7,188)	(46)	(8,449)	(645)	(3,652)	(5,863)	(1,177)	—	—	(27,858)
Net change in unrealized appreciation	20,131	123,536	618	165,913	56,581	301,999	511,183	15,497	—	—	1,195,458
Net increase in net assets resulting from investment operations	17,322	104,733	512	141,633	49,252	262,929	445,127	15,374	—	—	1,036,882
Accrued shareholder servicing fees and distribution fees	(4,655)	—	(802)	(140,265)	(1,458)	—	(47,278)	—	—	—	(194,458)
Balance at December 31, 2025	$223,083	$1,615,392	$10,755	$1,886,461	$366,014	$2,004,703	$3,166,052	$222,664	$1	$1	$9,495,126

Balance at December 31, 2023	$—	$1,804	$—	$—	$—	$115,196	$550,983	$51	$1	$1	$668,036
Consideration from the issuance of shares	—	879	—	3,725	286,395	1,275,778	1,889,158	54,750	—	—	3,510,685
Repurchase of shares	—	—	—	—	—	(86)	(2,285)	—	—	—	(2,371)
Early repurchase fee	—	—	—	—	7	39	71	1	—	—	118
Transfers in	—	—	—	—	—	7,901	—	—	—	—	7,901
Transfers out	—	(1,818)	—	—	(689)	—	(5,394)	—	—	—	(7,901)
Net (decrease) increase in net assets resulting from capital activity	—	(939)	—	3,725	285,713	1,283,632	1,881,550	54,751	—	—	3,508,432
Net investment (loss) income	—	—	—	(15)	(508)	(5,242)	(10,454)	300	—	—	(15,919)
Net realized loss	—	—	—	(1)	(195)	(395)	(636)	(16)	—	—	(1,243)
Net change in unrealized appreciation	—	34	—	265	15,552	108,657	207,879	210	—	—	332,597
Net increase in net assets resulting from investment operations	—	34	—	249	14,849	103,020	196,789	494	—	—	315,435
Accrued shareholder servicing fees and distribution fees	—	—	—	(273)	(6,101)	—	(142,144)	—	—	—	(148,518)
Balance at December 31, 2024	$—	$899	$—	$3,701	$294,461	$1,501,848	$2,487,178	$55,296	$1	$1	$4,343,385
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Continued)
(Amounts in Thousands)

	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2022	$—	$—	$—	$—	$—	$—	$—	$1	$—	$1
Consideration from the issuance of shares	1,775	—	—	113,974	583,390	107,863	51	—	1	807,054
Repurchase of shares	—	—	—	—	—	(107,863)	—	—	—	(107,863)
Accrued shareholder servicing fees and distribution fees	—	—	—	—	(40,949)	—	—	—	—	(40,949)
Net investment income	6	—	—	237	369	—	—	—	—	612
Net change in unrealized appreciation	23	—	—	985	8,173	—	—	—	—	9,181
Balance at December 31, 2023	$1,804	$—	$—	$115,196	$550,983	$—	$51	$1	$1	$668,036

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years Ended December 31,
	2025	2024	2023
Operating activities
Net increase in net assets from operations	$1,036,882	$315,435	$9,793
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(1,126,726)	(356,940)	(8,523)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(159,117)	34,101	(1,297)
Net change in unrealized depreciation (appreciation) on foreign currency forward contracts	7,889	(30,958)	639
Net change in unrealized depreciation on foreign currency	85	—	—
Realized gain on investments	(34,793)	(4,111)	—
Deferred offering costs amortization	—	815	581
Deferred financing cost amortization	3,290	41	—
Class F Shares issued as payment of directors’ fees and expenses	500	345	51
Class F Shares issued as payment of performance participation allocation	151,484	54,404	—
Acquisition of portfolio companies	(3,848,680)	(2,890,667)	(595,928)
Proceeds from disposal of or repayments from interests in portfolio companies	78,386	12,708	—
Changes in operating assets and liabilities:
Change in prepaids and other assets	(323)	3	(243)
Change in deferred offering costs, net	—	—	(1,238)
Change in accrued performance participation allocation	51,704	(1,508)	1,508
Change in due from Manager	—	13,451	(9,816)
Change in deferred income taxes	82,412	21,200	—
Change in dividends receivable	(1,859)	(2,059)	(307)
Change in other accrued expenses and liabilities	4,438	3,020	2,133
Change in directors’ fees and expenses payable	—	14	137
Change in organization costs payable	—	—	(3,635)
Change in offering costs payable	—	—	(158)
Change in due to Manager	(2,460)	(5,992)	13,832
Net cash used in operating activities	(3,756,888)	(2,836,698)	(592,471)
Financing activities
Proceeds from issuance of shares	4,183,756	3,455,935	699,140
Proceeds from Line of Credit	—	—	19,200
Repayment on Line of Credit	—	(19,200)	—
Payment of deferred financing costs	(10,555)	(5,050)	—
Payment of offering costs	—	(1,397)	—
Payments of shareholder servicing fees and distribution fees	(27,214)	(7,814)	—
Repurchase of shares, net of early repurchase fee	(26,423)	(2,253)	(107,863)
Net cash provided by financing activities	4,119,564	3,420,221	610,477
Net increase in cash and cash equivalents and foreign currencies at fair value	362,676	583,523	18,006
Cash and cash equivalents and foreign currencies at fair value, beginning of period	601,530	18,007	1
Cash and cash equivalents and foreign currencies at fair value, end of period	$964,206	$601,530	$18,007

	Years Ended December 31,
	2025	2024	2023
Supplemental Disclosure of Non-Cash Financing Activities
Change in shareholder servicing fees and distribution fees payable	$194,458	$148,518	$—
Cash paid for U.S. withholding tax	7,543	—	—
Cash paid for interest	1,622	—	—
Shares issued in exchange for interests in portfolio companies	—	—	107,863
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025
(Amounts in Thousands)

Issuer	Asset	Industry	Geography(1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Information Technology - 29.8%
Omnissa	Equity interest held through KKR Modena Aggregator L.P.	Information Technology	Americas	Level III	USD	N/A	N/A	$640,000	6.7%
Exact Software Nederland BV	Equity interest held through KKR Precise Aggregator L.P.	Information Technology	EMEA	Level III	EUR	N/A	N/A	550,662	5.8%
Other investments in portfolio companies(2)		Information Technology	(3)	Level III	Various	N/A	N/A	1,638,395	17.3%
Health Care - 21.3%
Cotiviti Holdings, Inc.	Equity interest held through KKR Compass Aggregator L.P.	Health Care	Americas	Level III	USD	N/A	N/A	747,557	7.9%
HealthCare Global Enterprises Ltd	Equity interest held through Hector Asia Holdings I Pte. Ltd.	Health Care	Asia Pacific	Level I	INR	N/A	N/A	23,278	0.2%
Other investments in portfolio companies(2)		Health Care	(4)	Level III	Various	N/A	N/A	1,248,154	13.2%
Industrials - 13.6%
Spectris PLC	Equity interest held through KKR Aries Upper Aggregator L.P.	Industrials	EMEA	Level III	USD	N/A	N/A	570,000	6.0%
Other investments in portfolio companies(2)		Industrials	(5)	Level III	Various	N/A	N/A	720,967	7.6%
Financials - 10.5%
Other investment in portfolio companies(2)		Financials	(6)	Level III	Various	N/A	N/A	1,001,425	10.5%
Consumer Discretionary - 9.0%
Other investments in portfolio companies(2)		Consumer Discretionary	(7)	Level III	Various	N/A	N/A	848,272	8.9%
N/A(8)	Equity interest held through KKR Cape Aggregator L.P.	Consumer Discretionary	Americas	N/A	USD	N/A	N/A	5,411	0.1%
Consumer Staples - 5.8%
Other investments in portfolio companies(2)		Consumer Staples	(9)	Level III	Various	N/A	N/A	546,035	5.8%
Communication Services - 4.4%
Other investment in portfolio companies(2)		Communication Services	(10)	Level III	Various	N/A	N/A	418,411	4.4%
Materials - 0.5%
Other investment in portfolio companies(2)		Materials	(11)	Level III	Various	N/A	N/A	50,882	0.5%

Total Portfolio Companies (cost of $7,390,946)								$9,009,449	94.9%

Foreign Currency Forward Contracts
Goldman, Sachs & Co.	Sell JPY/USD	N/A	N/A	Level II	JPY	January 15, 2026	32,820,000	$14,946	0.2%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	663,181	4,545	—%
Nomura International PLC	Sell JPY/USD	N/A	N/A	Level II	JPY	January 15, 2026	5,118,900	2,333	—%
Nomura International PLC	Sell JPY/USD	N/A	N/A	Level II	JPY	January 15, 2026	9,841,000	2,217	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	133,800	906	—%
Nomura International PLC	Sell INR/USD	N/A	N/A	Level II	INR	January 15, 2026	6,500,000	752	—%
Nomura International PLC	Sell NOK/USD	N/A	N/A	Level II	NOK	January 15, 2026	582,000	613	—%
Barclays Bank PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	53,700	363	—%
Royal Bank of Canada	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	45,300	307	—%
Nomura International PLC	Buy EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	16,600	208	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	April 15, 2026	64,000	169	—%
Barclays Bank PLC	Sell KRW/USD	N/A	N/A	Level II	KRW	January 15, 2026	4,260,000	98	—%
Nomura International PLC	Sell INR/USD	N/A	N/A	Level II	INR	January 15, 2026	736,300	54	—%
Nomura International PLC	Sell SEK/USD	N/A	N/A	Level II	SEK	April 15, 2026	162,000	35	—%
Nomura International PLC	Sell SGD/USD	N/A	N/A	Level II	SGD	January 15, 2026	6,900	23	—%
Goldman, Sachs & Co.	Sell INR/USD	N/A	N/A	Level II	INR	January 15, 2026	230,200	17	—%
Nomura International PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	15,200	13	—%
Nomura International PLC	Sell KRW/USD	N/A	N/A	Level II	KRW	January 15, 2026	253,000	6	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	812	2	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	260	(4)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	600	(6)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	770	(7)	—%
Nomura International PLC	Sell SGD/USD	N/A	N/A	Level II	SGD	January 15, 2026	2,000	(8)	—%
Goldman, Sachs & Co.	Sell AUD/USD	N/A	N/A	Level II	AUD	January 15, 2026	11,300	(40)	—%
Royal Bank of Canada	Sell AUD/USD	N/A	N/A	Level II	AUD	January 15, 2026	12,200	(43)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	10,500	(74)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	7,100	(89)	—%
Nomura International PLC	Sell JPY/USD	N/A	N/A	Level II	JPY	January 15, 2026	8,060,000	(156)	—%
Nomura International PLC	Sell AUD/USD	N/A	N/A	Level II	AUD	January 15, 2026	69,400	(243)	—%
Nomura International PLC	Sell SEK/USD	N/A	N/A	Level II	SEK	January 15, 2026	94,100	(283)	—%
Nomura International PLC	Sell SEK/USD	N/A	N/A	Level II	SEK	January 15, 2026	189,000	(295)	—%
Barclays Bank PLC	Sell CNH/USD	N/A	N/A	Level II	CNH	January 15, 2026	140,000	(301)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	59,000	(351)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	85,200	(363)	—%
Nomura International PLC	Sell CNH/USD	N/A	N/A	Level II	CNH	January 15, 2026	604,400	(1,293)	—%
Royal Bank of Canada	Sell SEK/USD	N/A	N/A	Level II	SEK	January 15, 2026	1,036,000	(1,621)	—%
Total Foreign Currency Forward Contracts								$22,430	0.2%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio	N/A	N/A	Level I	USD	N/A	N/A	$963,528	10.1%
Total Investments in Money Market Funds (cost of $963,528)							$963,528	10.1%

Total Investments and Cash Equivalents (cost of $8,354,474)							$9,995,407	105.2%
(1) The estimated fair value of our portfolio companies in the Americas, EMEA and Asia Pacific as a percentage of net assets was approximately 47.5%, 37.1% and 10.3%, respectively, as of December 31, 2025. The cost basis of portfolio companies in Americas, EMEA and Asia Pacific were $3,446,015, $3,054,394 and $890,537, respectively. The fair value of portfolio companies in Americas, EMEA and Asia Pacific were $4,509,065, $3,525,307 and $975,077, respectively.
(2) There were no single investments included in this category that exceeded 5% of net assets.
(3) 51.1% of fair value shown is domiciled in Americas, 30.9% in Asia Pacific and 18.0% in EMEA.
(4) 53.3% of fair value shown is domiciled in EMEA, 44.7% in Americas and 2.0% in Asia Pacific.
(5) 80.6% of fair value shown is domiciled in Americas, 11.5% in EMEA and 7.9% in Asia Pacific.
(6) 56.9% of fair value shown is domiciled in Americas, 41.6% in EMEA and 1.5% in Asia Pacific.
(7) 58.0% of fair value shown is domiciled in Americas, 24.2% in EMEA and 17.8% in Asia Pacific.
(8) As of December 31, 2025, the Company had funded cash into KKR Cape Aggregator L.P. in connection with the anticipated acquisition of an indirect interest in Teaching Strategies LLC. This investment is measured at fair value using the net asset value practical expedient under Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure (“ASC 820”).
(9) 66.4% of fair value shown is domiciled in EMEA and 33.6% in Asia Pacific.
(10) 90.2% of fair value shown is domiciled in EMEA and 9.8% in Americas.
(11) 71.7% of fair value shown is domiciled in Americas and 28.3% in Asia Pacific.

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

KKR Private Equity Conglomerate LLC

Notes to Consolidated Financial Statements

(All Amounts in Thousands, Except Share and Per Share Data, and Except Where Noted)
1.Organization
KKR Private Equity Conglomerate LLC (“K-PEC” and the “Company”) was formed on December 6, 2022 as a limited liability company under the laws of the state of Delaware and the Company operates its business in a manner so that it is not an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company is a holding company that primarily seeks to acquire, own and control portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation through joint ventures (“Joint Ventures”). The Company expects that its portfolio companies will operate principally in the following business lines: Business & Financial Services; Consumer & Retail; Healthcare; Impact; Industrials; and Technology, Media & Telecommunications. The Company commenced principal operations on August 1, 2023.

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

K-PEC conducts a continuous private offering of our Shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act of 1933) in reliance on exemptions from the registration requirements of the Securities Act, (the “Private Offering”), including under Regulation D and Regulation S. We currently offer four classes of investor shares: Class S Shares, Class D Shares, Class U Shares and Class I Shares. Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, with the Class S Shares, Class D Shares, Class U Shares and Class I Shares, the “Investor Shares” and, together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) were no longer available for purchase as of January 2, 2025. We may offer additional classes of Investor Shares in the future.
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

Cash and Cash Equivalents
Cash and cash equivalents consists primarily of money market funds with financial institutions that invest in securities with maturities of three or fewer months. As of December 31, 2025 and 2024, the Company was invested in the Morgan Stanley Institutional Liquidity Funds Government Portfolio.
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

Level III — Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at December 31, 2025 and 2024 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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

Deferred tax assets are reduced by a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. When evaluating the realizability of the deferred tax assets, all evidence, both positive and negative, is considered. Items considered when evaluating the need for a valuation allowance include the ability to carry back losses, future reversals of existing temporary differences, tax planning strategies, and expectations of future earnings.

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
Organization and Offering Costs
Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. For the year ended December 31, 2023, the Company incurred organization costs of $4,589. No such costs were incurred during the years ended December 31, 2025 and 2024.
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement. Offering costs are accounted for as deferred costs until operations begin. Offering costs incurred prior to the Company’s Initial Offering (defined below) are amortized over the first twelve months of operations on a straight-line basis. During the years ended December 31, 2024 and 2023, we recorded deferred offering cost amortization of $815 and $581, respectively. No such deferred offering cost amortization was recorded during the year ended December 31, 2025.

Adoption of New and Revised Accounting Standards

Income Tax Disclosure Improvements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (an “ASU”) 2023–09, "Improvements to Income Tax Disclosures" ("ASU 2023–09"). ASU 2023–09 intends to enhance the transparency and decision usefulness of income tax disclosures, requiring disaggregated information about an entity’s effective tax rate reconciliation as well as income taxes paid. The guidance is effective for the Company’s annual period ending December 31, 2025. The Company adopted this accounting standard effective for the year ended December 31, 2025 on a prospective basis and its adoption did not have a material impact on its consolidated financial statements. See Note 11. Income Taxes for the expanded disclosure.

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

3.Investments

Summarized Portfolio Company Financial Information

The following table presents summarized financial information, in the aggregate, for the portfolio companies in which the Company has an indirect equity interest. Amounts provided do not represent the Company’s proportionate share:

	December 31, 2025	December 31, 2024
Cash	$7,849,427	$4,887,231
Other assets	149,132,975	91,116,569
Total assets	156,982,402	96,003,800
Debt	72,890,640	41,765,043
Other liabilities	43,903,321	25,492,435
Total liabilities	116,793,961	67,257,478
Members’ equity	$40,188,441	$28,746,322

	Years Ended December 31,
	2025	2024	2023
Revenues	$52,035,493	$22,442,219	$2,465,287
Expenses	54,115,618	23,334,468	2,659,931
Loss before taxes	(2,080,125)	(892,249)	(194,644)
Income tax expense	637,165	330,605	18,206
Consolidated net loss	(2,717,290)	(1,222,854)	(212,850)
Net (income) loss attributable to non-controlling interests	(105,015)	51	(92)
Net loss	$(2,822,305)	$(1,222,803)	$(212,942)

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

Acquisition of Interest in Portfolio Company through Secondary Transaction

During the years ended December 31, 2025 and 2024, the Company purchased an interest in a portfolio company from a third-party seller for $75,275 and $149,691, respectively and recorded unrealized appreciation of $9,538 and $34,309, respectively, in connection with the interest acquired.

4. Fair Value Measurements - Investments
The following tables present fair value measurements of investments, by major class, according to the fair value hierarchy:

	December 31, 2025
Investments	Level I	Level II	Level III	Investments Measured at Net Asset Value(1)	Fair Value
Portfolio companies	$23,278	$—	$8,980,760	$5,411	$9,009,449
Unrealized appreciation on foreign currency forward contracts	—	27,607	—	—	27,607
Unrealized depreciation on foreign currency forward contracts	—	(5,177)	—	—	(5,177)
Investments in Money Market Funds	963,528	—	—	—	963,528
Total	$986,806	$22,430	$8,980,760	$5,411	$9,995,407

During the year ended December 31, 2025, the Company transferred $340,710 into Level III category of measurement related to certain investments that were initially measured at fair value using the net asset value practical expedient under ASC 820 that represented cash funded to an unconsolidated aggregator that was subsequently utilized to acquire an interest in a portfolio company. Upon acquiring the indirect interest in the portfolio company, the fair value of the investment was measured using significant unobservable inputs categorized as Level III.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the year ended December 31, 2025:

Investments	Balance as of December 31, 2024	Purchases	Sales and Proceeds from Investments	Change in Gain (Loss) included in Net Assets	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of December 31, 2025
Portfolio companies	$3,918,519	$3,824,485	$(78,386)	$34,793	$1,121,075	$160,274	$8,980,760

The total change in unrealized appreciation (depreciation) included in the Statements of Operations within net change in unrealized appreciation (depreciation) for the year ended December 31, 2025 attributable to Level III investments and foreign currency translation still held at December 31, 2025 was $1,127,436 and $160,274, respectively.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the year ended December 31, 2024:

Investments	Balance as of December 31, 2023	Purchases	Sales and Proceeds from Investments	Change in Gain included in Net Assets	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of December 31, 2024
Portfolio companies	$713,610	$2,890,667	$(12,708)	$4,111	$356,940	$(34,101)	$3,918,519

The total change in unrealized appreciation (depreciation) included in the Statements of Operations within net change in unrealized appreciation (depreciation) for the year ended December 31, 2024 attributable to Level III investments and foreign currency translation still held at December 31, 2024 was $356,940 and $(34,101), respectively.

The following tables present the quantitative information about Level III fair value measurements of the Company’s portfolio companies as of December 31, 2025 and 2024:

Level III Assets	Fair Value December 31, 2025	Valuation Methodology and Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$8,980,760	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	7.7%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	39.1%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	41.8%	0.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	19.1%	0.0% - 100.0%	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.5x	6.9x - 23.2x	Increase
			Enterprise Value / Forward Revenues Multiple	8.6x	2.1x - 10.3x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	11.1%	5.6% - 20.7%	Decrease
			Enterprise Value / EBITDA Exit Multiple	14.1x	8.0x - 23.0x	Increase

Level III Assets	Fair Value December 31, 2024	Valuation Methodology and Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$3,918,519	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	9.0%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	35.3%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	34.0%	0.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	30.7%	0.0% - 100.0%	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.5x	9.0x - 24.3x	Increase
			Enterprise Value / Forward Revenues Multiple	8.5x	2.3x - 10.0x

		Discounted Cash Flow	Weighted Average Cost of Capital	11.5%	6.0% - 19.7%	Decrease
			Enterprise Value / EBITDA Exit Multiple	13.3x	8.5x - 23.0x	Increase

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

For the years ended December 31, 2025, 2024 and 2023, the Manager earned $78,707, $27,319 and $1,927 in gross Management Fees, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company offset Management Fees and certain operating expenses of $80,803, $28,693 and $1,468, respectively.

As of December 31, 2025 and 2024, there were unapplied credits of $27,148 and $42,660, respectively, to be carried forward that relate to Other Fees earned.

As of December 31, 2025 and 2024, the Company did not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

Performance Participation Allocation

Under the limited liability company agreement of the Company (as amended, the “LLC Agreement”), for as long as the Management Agreement has not been terminated, any Class H Member (as defined in the LLC Agreement) may receive a Performance Participation Allocation from the Company.
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

If the Performance Participation Allocation is paid in Class F Shares, such Shares may be repurchased at KKR’s request and are subject to the repurchase limitations of our share repurchase plan. To align its economic interests with those of Shareholders, KKR has an internal policy that delays the timing for when it will receive cash proceeds in respect of the Performance Participation Allocation. Pursuant to this internal policy, KKR intends (i) to initially elect to receive the Performance Participation Allocation in Class F Shares and (ii) to only request for repurchase such Class F Shares in our share repurchase plan at such times and in such amounts so that, on an inception-to-date basis, KKR does not receive cumulative cash proceeds from any repurchased Class F Shares greater than 15.0% of the sum of (x) gross realized gains (net of realized losses), interest income, and certain other cash distributions from all assets; plus (y) gross unrealized gains (net of unrealized losses) from indefinite life assets (as determined by KKR) generated by the Company’s assets on an inception-to-date basis. KKR has the right to modify or revoke this internal policy at any time, but will give Shareholders at least one calendar quarter’s notice prior to making significant changes to this internal policy. As of July 1, 2025, KKR revised this internal policy such that it may request for repurchase Class F Shares received in respect of the Performance Participation Allocation pursuant to its share repurchase plan at the earlier of (A) five (5) years from the original issuance thereof and (B) at such times and in such amounts so that, on an inception-to-date basis, KKR does not receive cumulative cash proceeds from any repurchased Class F Shares greater than 15.0% of the sum of (x) gross realized gains (net of realized losses), interest income, and certain other cash distributions from all assets; plus (y) gross unrealized gains (net of unrealized losses) from indefinite life assets (as determined by KKR) generated by the Company’s indefinite life assets on an inception to-date basis. Additionally, effective January 1, 2026, KKR may request for repurchase a number of Class F Shares, at any time and from time to time, necessary to satisfy tax withholding obligations and/or other tax liabilities incurred in connection with the allocation of Class F Shares to KKR personnel and any such repurchases requested by KKR will not be counted toward the foregoing limitation.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized a Performance Participation Allocation of $203,187, $52,896 and $1,508, respectively, in the Consolidated Statements of Operations. As of December 31, 2025, a Performance Participation Allocation accrual of $51,704 was recorded in the Consolidated Statements of Assets and Liabilities. No such accrual was recorded as of December 31, 2024.

During the years ended December 31, 2025 and 2024, the Company issued 4,408,183 Class F Shares and 1,851,319 Class F Shares in satisfaction of the Performance Participation Allocation liability of $151,285 and $54,396, respectively, due to KKR related to the Reference Periods of October 1, 2024 to September 30, 2025 and August 1, 2023 to September 30, 2024, respectively.

During the years ended December 31, 2025 and 2024, the Company issued 6,064 Class F Shares and 284 Class F Shares to the Class H Member totaling $199 and $8, respectively, in satisfaction of the Performance Participation Allocation resulting from repurchases of Investor Shares.

Dealer-Manager Agreement

On July 27, 2023, the Company entered into a Dealer-Manager Agreement (as amended from time to time, the “Dealer-Manager Agreement”) with KKR Capital Markets LLC (the “Dealer Manager”).

Pursuant to the Dealer-Manager Agreement, the Dealer Manager solicits sales of the Company’s Shares authorized for issue in accordance with the Company’s confidential Private Placement Memorandum (the “PPM”) and provides certain administrative and shareholder services to the Company, subject to the terms and conditions set forth in the Dealer-

Manager Agreement. The Dealer Manager receives certain front-end sales charges, Distribution Fees, Servicing Fees and certain other fees as described in the PPM.

Other Transactions with Dealer-Manager

During the year ended December 31, 2025 and 2024, the Company remitted $2,750 and $1,000, respectively, to the Dealer-Manager for arranger fees related to the Revolving Credit Agreement (as defined in Note 6. Credit Facility). Additionally, during the year ended December 31, 2025, the Company remitted $4,030 to the Dealer-Manager for its services in sourcing, organizing, and executing certain acquisitions.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. As of December 31, 2025 and 2024, the Company has accrued $338,409 and $176,891, respectively, of Servicing Fees and Distribution Fees payable to the Dealer Manager (as defined below) related to Class R-U Shares, Class R-D Shares, Class D Shares, Class S Shares and Class U Shares sold.
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

For the years ended December 31, 2025 and 2024, the Manager recouped expenses of $13,187 and $3,433, incurred by the Company, pursuant to the Expense Limitation Agreement, respectively. No such expenses were recouped during the year ended December 31, 2023.

For the years ended December 31, 2024 and 2023, the Manager agreed to reimburse expenses of $3,170 and $9,816, respectively, incurred by the Company pursuant to the Expense Limitation Agreement. No such expenses were agreed to be reimbursed by the Manager pursuant to the Expense Limitation Agreement for the year ended December 31, 2025. As of

December 31, 2025, all amounts subject to recoupment by the Manager pursuant to the Expense Limitation Agreement have been recouped.

As of December 31, 2025 and 2024, the Company recorded $14,608 and $11,203, respectively, as Due to Manager. As of both December 31, 2025 and 2024, the payable represents amounts paid by the Manager on behalf of the Company and as of December 31, 2024, the payable also represents amounts recouped by the Manager under the Expense Limitation Agreement.

Acquisition of Interests in Portfolio Companies through Secondary Transactions with Related Party

During the year ended December 31, 2025, the Company purchased an interest in a portfolio company, through a tender offer, in part from investment vehicles that are managed by an affiliate of the Manager for $288,358 and recorded unrealized appreciation of $8,106 in connection with the interest acquired.

During the years ended December 31, 2025 and 2024, the Company purchased interests in portfolio companies from an investment vehicle that is managed by an affiliate of the Manager for $317,822 and $348,432, respectively, and recorded unrealized appreciation of $32,719 and $33,046, respectively in connection with the interests acquired.

Acquisition of Interests in Portfolio Companies with Related Parties

During the year ended December 31, 2025 and 2024, the Company purchased interests in two portfolio companies and one portfolio company, respectively, from affiliated KKR-sponsored investment vehicles alongside the relevant flagship private equity vehicle as part of a sale and purchase between successive fund vintages for a total of $165,499 and $210,000. respectively.

During the year ended December 31, 2025, alongside the relevant KKR flagship private equity vehicles, an existing investment in a portfolio company was recapitalized, and the Company invested an additional $133,973. In connection with this investment, the Company received proceeds of $64,366 and recognized a realized gain on investment of $32,761.
Line of Credit

On December 20, 2023, certain wholly-owned subsidiaries of the Company, as may be added and removed from time to time (the “Line of Credit Borrowers”), entered into an unsecured, uncommitted line of credit, which was further amended on March 21, 2024, November 11, 2024, May 9, 2025 and November 11, 2025 (the “Line of Credit”) to provide for up to a maximum aggregate principal amount of $300,000 with KKR Alternative Assets LLC (the “Line of Credit Lender”), an affiliate of the Company.

Each loan under the Line of Credit will (i) be subject to an interest rate per annum as set forth in the applicable loan request up to the then-current rate offered by a third party lender or, if no such rate is available, up to Secured Overnight Financing Rate (“SOFR”) applicable to such loan plus 3.50% and (ii) in the event that the interest rate is zero percent such loan will have a maximum maturity of 364 days following the borrowing of such loan (unless otherwise consented to by the Lender in its sole discretion). The Line of Credit was initially set to expire on December 20, 2024, subject to six-month extension options requiring the Line of Credit Lender’s approval. On November 11, 2025, the Line of Credit Lender agreed to extend the Line of Credit an additional six months through June 19, 2026, subject to additional six-month extension options requiring the Line of Credit Lender’s approval. Each advance under the Line of Credit is repayable on the earlier of the (i) 180th day following the earlier of (x) the Line of Credit Lender’s demand and (y) the expiration of the line of credit and (ii) if specified, the scheduled date of repayment for each such loan as set forth in the relevant loan request (the “Scheduled Repayment Date”), which date shall in no case be later than 364 days following the borrowing of such loan (unless the Line of Credit Lender, in its sole discretion, consents to a Scheduled Repayment Date that is later than 364 days following the borrowing of such loan). To the extent the Company has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, the Company is obligated to apply excess available cash proceeds to the repayment of such loans and other obligations; provided that the Line of Credit Borrowers will be permitted to (w) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan or any excess tender offer on the terms described in the Company’s PPM, (x) use funds to close any acquisition of a portfolio company which the Company committed to prior to receiving a demand notice, (y) make elective distributions of an amount not to exceed amounts paid in the immediately preceding fiscal quarter and (z) pay any taxes when due. The Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary breakage costs subject to the Line of Credit Lender’s discretion. Each Line of Credit Borrower may withdraw from the Line of Credit at the time all such obligations held by such Line of Credit Borrower to the Line of Credit Lender under the Line of Credit have been repaid to the Line of Credit Lender in full. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the Line of Credit Lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

The Line of Credit Lender and its assignees shall not have any recourse to any entities with interests in the Line of Credit Borrowers such as a general partner or investor, including the Company, or any of their respective assets for any indebtedness or other monetary obligation incurred under the Line of Credit.

No balance was outstanding on the Line of Credit as of December 31, 2025 and 2024. During the year ended December 31, 2024, the Company incurred interest expense of $14, which was waived by the Line of Credit Lender. No such interest expense was incurred during the year ended December 31, 2025.

6. Credit Facility

Revolving Credit Agreement

On December 23, 2024, certain indirect subsidiaries (collectively, the “Borrowers”) of the Company entered into a revolving credit agreement (the “Revolving Credit Agreement”) with Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KKR Capital Markets LLC, an affiliate of the Company, as joint lead arranger, and the lenders party thereto.

Under the Revolving Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate initial principal amount of up to $200,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $1,500,000 in the aggregate. The obligations of the Borrowers and guarantors under the Revolving Credit Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Revolving Credit Agreement matures on December 23, 2027, unless there is an earlier termination or an acceleration following an event of default.

On April 4, 2025, the credit available to the Borrowers under the Revolving Credit Agreement was increased by $150,000 to an aggregate principal amount of $350,000 pursuant to a Facility Increase Request (as defined in the Revolving Credit Agreement) made by the Borrowers.

On October 15, 2025, the Borrowers entered into two lender joinder agreements to the Revolving Credit Agreement. Pursuant to the joinders, the credit available to the Borrowers was increased by $250,000 to an aggregate principal amount of $600,000.

On November 21, 2025, the Borrowers entered into a lender joinder agreements to the Revolving Credit Agreement. Pursuant to the joinders, the credit available to the Borrowers was increased by $150,000 to an aggregate principal amount of $750,000.

Advances under the Revolving Credit Agreement denominated in U.S. dollars bear interest, at the relevant Borrower’s option, at (i) the daily or term SOFR plus a spread of 3.50% or (ii) certain alternative rates made available to the Borrower under the terms of the Revolving Credit Agreement. Advances under the Revolving Credit Agreement denominated in currencies other than U.S. dollars will bear interest at certain local rates consistent with market standards plus a spread of 3.50%. The Borrowers are also obligated to pay other customary closing fees, arrangement fees, administration fees, unused fees, commitment fees and letter of credit fees for a credit facility of this size and type. Obligations under the Revolving Credit Agreement are non-recourse to the Company and other parts of KKR.

Under the terms of the Revolving Credit Agreement, the Company is subject to customary affirmative and negative covenants.

As of December 31, 2025, the Company has incurred $15,744 of costs associated with entry into the Revolving Credit Agreement. These costs have been capitalized within Deferred financing costs, net on the Consolidated Statement of Assets and Liabilities. As of December 31, 2025 and 2024, total remaining unamortized deferred financing costs for the Revolving Credit Agreement were $12,413 and $5,009.

As of December 31, 2025 and 2024, the Borrowers did not have an outstanding balance under the Revolving Credit Agreement. During the years ended December 31, 2025 and 2024, the Company incurred interest expense of $6,002 and $76, respectively, comprised of unused fees and amortization of deferred financing costs. No such interest expense was incurred during the year ended December 31, 2023.

7. Net Assets

The following table is a summary of share activity during the year ended December 31, 2025 and shares outstanding as of that date:

	Shares Outstanding as of December 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of December 31, 2025
Class D Shares	—	6,873,667	(819)	8,958	(63,138)	6,818,668
Class I Shares	31,054	47,890,372	(12,369)	150,773	—	48,059,830
Class S Shares	—	347,135	—	—	—	347,135
Class U Shares	137,406	60,847,137	(12,620)	—	(66,145)	60,905,778
Class R-D Shares	10,419,393	994,131	(20,516)	6,969	(146,741)	11,253,236
Class R-I Shares	51,968,235	7,926,675	(247,476)	596,696	(3,841)	60,240,289
Class R-U Shares	93,038,669	10,998,097	(576,591)	10,979	(504,645)	102,966,509
Class F Shares	1,865,972	4,429,876	—	—	—	6,295,848
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	157,460,809	140,307,090	(870,391)	774,375	(784,510)	296,887,373

The following table is a summary of share activity during the year ended December 31, 2024 and shares outstanding as of that date:

	Shares Outstanding as of December 31, 2023	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of December 31, 2024
Class I Shares	69,695	31,584	—	—	(70,225)	31,054
Class U Shares	—	137,406	—	—	—	137,406
Class R-D Shares	—	10,444,134	—	—	(24,741)	10,419,393
Class R-I Shares	4,452,158	47,226,769	(3,254)	292,562	—	51,968,235
Class R-U Shares	22,941,060	70,379,553	(82,646)	—	(199,298)	93,038,669
Class F Shares	1,967	1,864,005	—	—	—	1,865,972
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	27,464,960	130,083,451	(85,900)	292,562	(294,264)	157,460,809

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

As of December 31, 2025 and 2024, the Company has not issued any Shares under the DRIP.

Share Repurchases

At the Shareholders request, the Shares are redeemable at the transactional net asset value per share, which is the price at which the Company sells and repurchases its Shares, subject to the conditions under its share repurchase plan. Under its share repurchase plan, repurchases will be limited to no more than 5% of our aggregate NAV attributable to such classes of shares per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). The following table summarizes the Company’s transactional net asset value per share:

Transactional Net Asset Value Per Share	Class I Shares	Class D Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Transactional Net Asset Value per Share as of December 31, 2025	$33.80	$33.57	$33.34	$33.34	$33.56	$33.75	$33.03	$35.58	$35.59	$35.59

During the years ended December 31, 2025 and 2024, we repurchased 247,476 Class R-I Shares and 3,254 Class R-I Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $31.84 and $26.42, respectively.

During the years ended December 31, 2025 and 2024, we repurchased 576,591 Class R-U Shares and 82,646 Class R-U Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $30.97 and $27.65, respectively.

During the year ended December 31, 2025, we repurchased 12,620 Class U Shares, pursuant to our share repurchase plan, at an average price per share of $31.77. No Class U Shares were repurchased during the year ended December 31, 2024.

During the year ended December 31, 2025, we repurchased 12,369 Class I Shares, pursuant to our share repurchase plan, at an average price per share of $32.64. No Class I Shares were repurchased during the year ended December 31, 2024.

During the year ended December 31, 2025, we repurchased 819 Class D Shares, pursuant to our share repurchase plan, at an average price per share of $32.57. No Class D Shares were repurchased during the year ended December 31, 2024.

During the year ended December 31, 2025, we repurchased 20,516 Class R-D Shares, pursuant to our share repurchase plan, at an average price per share of $32.57. No Class R-D Shares were repurchased during the year ended December 31, 2024.

Repurchase Arrangement for Class E Shares held by KKR

On August 31, 2023, pursuant to the Company's KKR Share Repurchase Arrangement, effective July 27, 2023 (the “KKR Share Repurchase Arrangement”), the Company repurchased the outstanding Class E Shares of the Company from KKR Alternative Assets LLC for an aggregate purchase price of $107,863. As of both December 31, 2025 and 2024, no Class E Shares were outstanding.

No shares were repurchased by the Company, pursuant to the KKR Share Repurchase Arrangement, during the years ended December 31, 2025 and 2024.

8. Distributions
The Company did not declare or pay any distributions during the years ended December 31, 2025, 2024 and 2023.

9. Commitments and Contingencies
Legal Proceedings

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

From time to time, the Company may be involved in various legal proceedings, requests for information, lawsuits, arbitration, and claims incidental to the conduct of the Company’s business. Moreover, in the ordinary course of business, the Company can be the defendant or the plaintiff in numerous lawsuits with respect to acquisitions, bankruptcy, insolvency and other events. Such lawsuits may involve claims, or may be resolved on terms, that adversely affect the value of certain portfolio companies held by the Company.

The Company may, from time to time, become subject to various examinations, inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies. Such examinations, inquiries and investigations may result in the commencement of civil, criminal or administrative proceedings, or the imposition of fines, penalties, or other remedies, against the Company and its personnel. The Company may also become subject to civil, criminal, administrative, or other inquiries or investigations (through a request for information, civil investigative demand, subpoena or otherwise) by any U.S. or non-U.S. governmental or regulatory agency, including but not limited to the SEC, U.S. Department of Justice, U.S. state attorneys general, and similar non-U.S. governmental or regulatory agencies.

Funding Commitments and Others

The Company had $154,215 and $29,508 of unfunded commitments in portfolio companies as of December 31, 2025 and 2024, respectively.
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

10. Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the year ended December 31, 2025:

	Class D Shares	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares(1)
Net asset value per share at beginning of year (January 1, 2025)	$—	$28.94	$—	$26.93	$28.26	$28.90	$26.73	$29.63	$29.64	$29.64
Consideration from the issuance of shares	30.32	0.28	36.40	6.12	0.05	—	0.19	0.28	—	—
Repurchase of shares	—	—	—	—	—	—	—	—	—	—
Early repurchase fee	—	—	—	—	—	—	—	—	—	—
Transfers in	—	—	—	—	—	—	—	—	—	—
Transfers out	(0.01)	—	—	—	(0.01)	—	—	—	—	—
Net increase in net assets resulting from capital activity	30.31	0.28	36.40	6.12	0.04	—	0.19	0.28	—	—
Net investment (loss) income(2)	(0.47)	(0.51)	(0.45)	(0.50)	(0.59)	(0.59)	(0.58)	0.35	0.30	0.30
Net realized gain (loss) and change in unrealized appreciation (depreciation)(3)	3.98	4.90	0.96	2.84	4.95	4.97	4.87	5.11	5.15	5.15
Net increase in net assets resulting from operations	3.51	4.39	0.51	2.34	4.36	4.38	4.29	5.46	5.45	5.45
Accrued shareholder servicing fees and distribution fees(2)	(1.10)	—	(5.93)	(4.42)	(0.13)	—	(0.46)	—	—	—
Net asset value per share at the end of year (December 31, 2025)	$32.72	$33.61	$30.98	$30.97	$32.53	$33.28	$30.75	$35.37	$35.09	$35.09
Weighted average shares outstanding at end of year (December 31, 2025)	4,234,979	22,947,173	135,405	31,709,303	11,316,867	60,114,882	103,546,535	2,989,588	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value(4):
Operating expenses before expenses recouped by Manager(5)(6)	0.30%	0.32%	0.26%	0.35%	0.35%	0.35%	0.37%	0.33%	0.34%	0.34%
Operating expenses recouped by Manager(5)(6)	0.13%	0.12%	0.06%	0.14%	0.20%	0.20%	0.21%	0.12%	0.20%	0.20%
Operating expenses after expenses recouped by Manager(5)(6)	0.43%	0.44%	0.32%	0.49%	0.55%	0.55%	0.58%	0.45%	0.54%	0.54%
Performance Participation Allocation(5)	2.53%	2.75%	2.42%	2.90%	2.89%	2.83%	3.01%	—%	—%	—%
Total operating expenses(5)(7)(8)	2.96%	3.19%	2.74%	3.39%	3.44%	3.38%	3.59%	0.45%	0.54%	0.54%
Net investment (loss) income(5)	(1.50)%	(1.58)%	(1.48)%	(1.68)%	(1.95)%	(1.90)%	(2.03)%	1.06%	0.93%	0.93%
Total GAAP return attributed to Shares based on net asset value(9)	11.91%	16.14%	1.78%	15.00%	15.11%	15.16%	15.04%	19.37%	18.39%	18.39%

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the year ended December 31, 2024:

	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares(1)
Net asset value per share at beginning of year (January 1, 2024)	$25.88	$—	$—	$25.87	$24.08	$26.02	$26.02	$26.02
Consideration from the issuance of shares	—	27.26	27.23	—	2.22	—	—	—
Repurchase of shares	—	—	—	—	—	—	—	—
Early repurchase fee	—	—	—	—	—	—	—	—
Transfers in	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	(0.01)	—	—	—
Net increase in net assets resulting from capital activity	—	27.26	27.23	—	2.21	—	—	—
Net investment income (loss)(2)	0.01	(0.13)	(0.10)	(0.17)	(0.17)	0.63	0.34	0.34
Net realized gain (loss) and change in unrealized appreciation (depreciation)(3)	3.05	2.02	2.32	3.20	2.89	2.98	3.28	3.28
Net increase in net assets resulting from operations	3.06	1.89	2.22	3.03	2.72	3.61	3.62	3.62
Accrued shareholder servicing fees and distribution fees(2)	—	(2.22)	(1.19)	—	(2.28)	—	—	—
Net asset value per share at the end of year (December 31, 2024)	$28.94	$26.93	$28.26	$28.90	$26.73	$29.63	$29.64	$29.64
Weighted average shares outstanding at end of year (December 31, 2024)	11,893	122,995	5,118,830	31,062,832	62,227,068	473,937	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value(4):
Operating expenses before expenses reimbursed and/or recouped by Manager(5)(6)	0.48%	0.30%	0.44%	0.54%	0.66%	0.43%	0.75%	0.75%
Operating expenses reimbursed and/or recouped by Manager(5)(6)	0.13%	0.09%	0.13%	0.04%	(0.02)%	0.20%	(0.15)%	(0.15)%
Operating expenses after expenses reimbursed and/or recouped by Manager(5)(6)	0.61%	0.39%	0.57%	0.58%	0.64%	0.63%	0.60%	0.60%
Performance Participation Allocation(5)	1.51%	1.28%	1.70%	2.01%	2.07%	—%	—%	—%
Total operating expenses(5)(7)(8)	2.12%	1.67%	2.27%	2.59%	2.71%	0.63%	0.60%	0.60%
Net investment (loss) income(5)	0.05%	(0.48)%	(0.36)%	(0.61)%	(0.65)%	2.15%	1.24%	1.24%
Total GAAP return attributed to Shares based on net asset value(9)	11.82%	0.22%	8.69%	11.71%	11.00%	13.87%	13.91%	13.91%

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
(9) The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Participation Allocation as described in Note 5. Related Party Transactions. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s Shares. The Company did not declare or pay any distributions during the years ended December 31, 2025, 2024 and 2023.

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

The Company holds certain investments which may generate U.S. source fixed or determinable annual or periodic gains, profits and income (“FDAP income”) subject to this 30% withholding tax for the non-U.S. corporate subsidiaries. If non-U.S. corporate subsidiaries of the Company receives U.S. source income that is not effectively connected with a U.S. trade or business, such income may be subject to a 30% withholding tax on its share of all U.S. source FDAP income unless certain statutory exceptions are met or a lower treaty rate applies (which may not be available or apply). The tax is expected to be withheld at the source by the U.S. payer, and taxes withheld can be used as a payment against the U.S. federal income tax liability of the non-U.S. corporate subsidiaries.

On July 4, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA amended and extended certain provisions of the 2017 Tax Cuts and Jobs Act. At this time, the Company does not believe the OBBBA will have a material impact on the Company’s income taxes but continues to monitor the issuance of additional guidance from the U.S. Treasury and the U.S. Internal Revenue Service.

	Years Ended
	December 31, 2025	December 31, 2024
Income before income taxes:
United States	$638,693	$308,033
Foreign	488,143	28,602
Total income before income taxes	1,126,836	336,635

The Company incurs income tax expense (benefit) related to is the holdings of certain equity investments in Taxable Subsidiaries. The components of income tax expense (benefit) were as follows during the years ended December 31, 2025 and 2024:

	Years Ended
	December 31, 2025	December 31, 2024
Current:
Federal	$7,543	$—
State and Local	—	—
Foreign	—	—
Total current income taxes	7,543	—
Deferred:
Federal	66,768	17,320
State and Local	15,643	3,880
Foreign	—	—
Total deferred income taxes	82,411	21,200
Total income taxes	$89,954	$21,200

The following table reconciles the U.S. Partnership Federal Statutory Tax Rate to the effective income tax rate under the ASU 2023-09 guidance on income tax disclosures issued in December 2023 for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount	Rate (%)
U.S. Partnership Federal Statutory Tax Rate	$—	—%
State and local income taxes(1)	15,658	1.4%
Foreign tax effects	—	—%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws	—	—%
Tax credits	—	—%
Changes in federal valuation allowances	(313)	—%
Nontaxable or nondeductible items	3	—%
Changes in unrecognized tax benefits	—	—%
Other:
Income taxed at federal corporate tax rate	67,063	6.0%
U.S. withholding tax	7,543	0.7%
Effective income tax rate	$89,954	8.1%

(1) State and local income taxes in California, Georgia, New Jersey, New York and Pennsylvania comprise a majority of the state and local income taxes.

The following table reconciles the U.S. Partnership Federal Statutory Tax Rate to the effective income tax rate for the year ended December 31, 2024:

Year Ended December 31, 2024
U.S. Partnership Federal Statutory Tax Rate	—%
Income taxed at federal corporate tax rate	5.1%
State and local income taxes	1.2%
Effective income tax rate	6.3%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$17,993	$1,888
Interest disallowance carryforward	627	627
Charitable contribution	1	2
Total deferred income taxes	$18,621	$2,517
Valuation allowance	—	(372)
Total deferred tax assets	$18,621	$2,145
Deferred tax liabilities:
Unrealized appreciation on investments	$(122,233)	$(23,345)
Total deferred tax liabilities	(122,233)	(23,345)
Net Deferred Tax Liability	$(103,612)	$(21,200)

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

As of December 31, 2025 and 2024, the Company had a U.S. federal and state net operating loss of $73,330 and $8,012, respectively, and as of both December 31, 2025 and 2024, the Company had interest limitation carryforwards of $2,512 that have indefinite lives.

As of December 31, 2024, a valuation allowance of $372 was recorded on the deferred tax assets as the Company believes those deferred tax assets will not more likely than not be realized. No such valuation allowance was recorded as of December 31, 2025.

For the year ended December 31, 2025, cash paid for taxes were as follows:

Year Ended December 31, 2025
Federal	$7,543
Sate	—
Foreign	—
Total payments	$7,543

Tax Contingencies

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal and certain state, local and foreign tax regulators. As of December 31, 2025, tax years including and after 2023 are subject to examinations by the tax authorities.

12. Segment Reporting

The Company operates through a single operating and reporting segment with a principal objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation through Joint Ventures. The Company’s Co-CEOs together act as the Company’s Chief Operating Decision Maker (“CODM”) and are responsible for assessing performance and allocating resources with respect to the Company. The CODM has concluded that the Company operates as a single operating segment because the Company has a single investment strategy, as disclosed in Company’s PPM, against which the CODM assesses the Company’s performance. In addition to other metrics, the CODM uses net increase (decrease) in net assets resulting from operations as a key metric to assess the Company’s performance. As the Company’s investment operations comprise a single reporting segment, the segment assets are the same assets that are reported in the Consolidated Statements of Assets and Liabilities, and significant segment expenses are the same as those listed on the Consolidated Statements of Operations.

13. Subsequent Events

Unregistered Sales of Equity Securities

On January 2, 2026, the Company sold the following Investor Shares of the Company (with the final number of shares determined on January 21, 2026) to third party investors for cash:

Class	Number of Shares Sold	Consideration
Class D Shares	329,841	$11,071
Class I Shares	4,865,825	164,482
Class S Shares	160,146	5,340
Class U Shares	4,294,194	143,159
Total		$324,052

On February 2, 2026, the Company sold the following Investor Shares of the Company (with the final number of shares determined on February 20, 2026) to third party investors for cash:

Class	Number of Shares Sold	Consideration
Class D Shares	226,222	$7,645
Class I Shares	4,001,127	136,193
Class S Shares	88,444	2,967
Class U Shares	3,524,919	$118,246
Total		$265,051

On March 2, 2026, the Company sold the following Investor Shares of the Company (with the final number of shares determined on March 20, 2026) to third party investors for cash:

Class	Number of Shares Sold	Consideration
Class D Shares	546,206	$18,647
Class I Shares	5,957,683	204,914
Class S Shares	99,742	3,379
Class U Shares	5,228,954	$177,128
Total		$404,068

Share Repurchases

On February 5, 2026, we repurchased 18,650, 10,358, 1,261, 38,747, 69,336, and 322,272 shares of Class F Shares, Class I Shares, Class S Shares, Class U Shares, Class R-I Shares and Class R-U Shares, respectively, pursuant to our share repurchase plan, at a price per share of $35.58, $33.80, $33.34, $33.34, $33.75, and $33.03, respectively.

Revolving Credit Agreement

On February 26, 2026, the Borrowers entered into a lender joinder agreement to the Credit Agreement. Pursuant to the joinders, the credit available to the Borrowers was increased by $100,000 to an aggregate principal amount of $850,000. The Credit Agreement continues to include an uncommitted accordion feature that allows the Borrowers to increase the commitment to up to $1,500,000 in the aggregate. On February 26, 2026, the Company remitted $500 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Credit Agreement.

On March 6, 2026, the Borrowers entered into a lender joinder agreement to the Credit Agreement. Pursuant to the joinders, the credit available to the Borrowers was increased by $150,000 to an aggregate principal amount of $1,000,000. The Credit Agreement continues to include an uncommitted accordion feature that allows the Borrowers to increase the commitment to up to $1,500,000 in the aggregate. On March 6, 2026, the Company remitted $750 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Credit Agreement.

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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework that was issued in 2013. Based on its assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Board of Directors and Executive Officers
Information regarding the Board and executive officers is set forth below:

Name	Age	Position	Position Held Since
Non-Independent Directors:
Peter M. Stavros	51	Co-Chairman	2023
Nathaniel H. Taylor	49	Co-Chairman	2023
Christopher J. Harrington	44	Director	2023
Alisa A. Wood	47	Director	2022
Independent Directors:
Thomas C. Naratil	64	Director	2023
Ronald D. Schmitz	72	Director	2023
Susan C. Schnabel	64	Director	2023
Kelly M. Williams	61	Director	2023
Executive Officers:
Christopher J. Harrington	44	Co-Chief Executive Officer	2023
Alisa A. Wood	47	Co-Chief Executive Officer	2022
Elizabeth Van Aken	47	Chief Financial Officer	2025
Sung Bum Cho	51	General Counsel & Secretary	2023
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
Non-Independent Directors
Peter M. Stavros, Co-Chairman of the Company’s Board, joined KKR in 2005 and currently is a Partner and Co-Head of Global Private Equity at KKR. This includes oversight across Europe, Asia and the Americas and traditional large and mid-cap private equity, core and growth equity. Prior to this role, Mr. Stavros served as Co-Head of KKR’s Americas Private Equity platform. Mr. Stavros is a member of several investment committees at KKR. Prior to becoming Co-Head of Americas Private Equity, Mr. Stavros led the Industrials investment team where he pioneered an innovative employee engagement and ownership model. Prior to joining KKR, Mr. Stavros was with the GTCR Golder Rauner from 2002 to 2005, where he was an investor in the health care sector. Mr. Stavros previously served on the board of Ingersoll Rand Inc. (NYSE: IR), a manufacturer of air, fluid, energy, specialty vehicle and medical technologies, including as Chairman, from July 2013 until November 2021. Mr. Stavros is the Founder and Chairman of Ownership Works, a non-profit focused on building a worker ownership movement globally and enhancing the financial resiliency of the workforce. Mr. Stavros is also the Founder and Chairman of Expanding ESOPs, an organization focused on dramatically expanding the number of

Employee Stock Ownership Plans in corporate America. Mr. Stavros holds a B.S. in Chemistry, magna cum laude, from Duke University and an M.B.A. with high distinction, Baker Scholar, from Harvard Business School. Mr. Stavros’s intimate knowledge of KKR’s Private Equity business and operations and his experience in a variety of senior leadership roles within KKR provide significant value to our Board of Directors.
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
Independent Directors
Thomas C. Naratil, member of the Company’s Board, has been an Operating Partner to Lightyear Capital, a private equity firm investing in companies across the financial services and technology, healthcare and business service industries, since July 2023 and a Finance Senior Fellow at the United States Military Academy (West Point) since January 2023. Prior to joining Lightyear Capital, he was the Co-President Global Wealth Management from January 2018 to October 2022, President Americas at UBS from January 2016 to October 2022 and a member of UBS Group AG’s Group Executive Board from June 2011 to October 2022. Mr. Naratil had a 39-year career at UBS where he also served as President Wealth Management Americas, Group Chief Financial Officer, Group Chief Operating Officer, a member of UBS’s Executive Board, founding Chairman of UBS Americas Holding LLC and of UBS Bank USA and Chairman of UBS Financial Services Inc. Mr. Naratil serves as a member of the Board of Directors and as a member of the Audit Committee and the Legal and Regulatory Oversight Committee of SEI Investments Company (NASDAQ: SEIC), a global provider of financial technology, operations and asset management services within the financial services industry. Mr. Naratil holds an M.B.A. from the Stern Graduate School of Business at New York University and a B.A. in history from Yale University. Beginning in college, Mr. Naratil served in the U.S. Army Reserve for six years. Mr. Naratil provides our Board of Directors with valuable knowledge, perspectives and insights in the areas of technology, healthcare, business service and finance.
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
Susan C. Schnabel, member of the Company’s Board, is the Co-Founder and Co-Managing Partner of aPriori Capital Partners L.P. (“aPriori Capital”), an independent leveraged buyout fund advisor created in connection with the spin-off of DLJ Merchant Banking Partners from Credit Suisse in 2014. Prior to forming aPriori Capital, Ms. Schnabel worked at Credit Suisse as a Managing Director in the Asset Management Division and was Co-Head of DLJ Merchant Banking from 1998 to 2014. Prior to that, Ms. Schnabel served as Chief Financial Officer of PetSmart, Inc. (formerly NASDAQ: PETM), a retail chain engaged in the sale of pet animal products and services. Ms. Schnabel serves as a member of the Board of Directors and on the Audit Committee of Optimum Communications, Inc. (NYSE: OPTU), an American cable television and mobile telephony services provider, and as a member of the Board of Directors and the Chair of the Audit Committee of each of Kayne Anderson BDC, Inc. (NYSE: KBDC), a closed-end, non-diversified management investment company that qualifies as a business development company (“BDC”) and Kayne DL 2021, Inc., a closed-end, non-diversified management investment company that qualifies as a BDC. Ms. Schnabel received her B.S. in Chemical Engineering from Cornell University and her M.B.A. from Harvard Business School. Ms. Schnabel’s experience as a co-founder and managing partner of a leveraged buyout fund advisor provides our Board of Directors with important insight and perspectives related to our business and acquisition strategies.
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
Alisa A. Wood, Co-Chief Executive Officer of the Company and a member of its Board. See “—Non-Independent Directors” above for Ms. Wood’s biography.
Elizabeth Van Aken, Chief Financial Officer of the Company, joined KKR in September 2023 and is a member of KKR’s Finance team. Prior to joining KKR, Ms. Van Aken was with Watermark Lodging Trust, Inc., a real estate investment trust with a portfolio of high-quality lodging assets, where she served as Director of Financial Reporting and Shareholder Operations from April 2020 to February 2023. Ms. Van Aken was also previously with W. P. Carey, Inc., a real estate investment trust that invests in properties leased to single tenants through net leases, from 2009 to 2020 where she served as Vice President, Director of Financial Reporting. Ms. Van Aken was also previously with KPMG from 2001 until 2009, where she served as a Senior Audit Manager. Ms. Van Aken holds a Bachelor of Business Administration, Accounting, from Pace University, Lubin School of Business and is a Certified Public Accountant.
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
Repurchase Committee
The Repurchase Committee is composed of Ms. Wood, Mr. Harrington and Mark Rappo. The responsibilities of the Repurchase Committee include recommending to the Board (i) whether to accept the recommendation from the Manager with respect to tender offers for Excess Shares and (ii) any other matters related to share repurchases.
Delinquent Section 16(a) Reports
Based solely on a review of Section 16(a) reports filed during the year ended December 31, 2025 and the period through the date hereof and related written representations, we believe that all Section 16(a) reports were filed on a timely basis.
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
None of our executive officers receive direct compensation from us or any pension or retirement benefits, perquisites or other personal benefits and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of the Company. We will reimburse the Manager and/or their affiliates for Company expenses incurred on our behalf, which can include the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the Manager and/or their affiliates in performing administrative and/or accounting services for the Company or any portfolio company (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment executives that provide services to the Company). In the case of Ms. Wood and Messrs. Harrington and Van Horn, we cannot identify the portion of the compensation received by such executive officers that relates solely to such executive officers’ services to us. Conversely, in the case of Mr. Cho and Ms. Van Aken, we reimburse the Manager for the allocable portion of compensation received by such executive officers, attributed to service to the Company, up to a certain cap; for the year ended December 31, 2025, we recorded $180,508 and $380,854 for compensation remitted to Mr. Cho and Ms. Van Aken, respectively, paid by the Manager on behalf of the Company. The Company does not grant stock options (or similar equity awards) to its executive officers.
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
The following table sets forth the compensation paid by us to our directors for the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)	Total ($)
Peter M. Stavros	$—	$—	$—
Nathaniel H. Taylor	—	—	—
Christopher J. Harrington	—	—	—
Alisa A. Wood	—	—	—
Thomas C. Naratil(1)	—	150,000	150,000
Susan C. Schnabel(1)	10,000	150,000	160,000
Ronald D. Schmitz(2)	100,000	50,000	150,000
Kelly M. Williams(1)	—	150,000	150,000
______________
(1)Represents the aggregate grant date fair value of awards of Class F Shares calculated under the FASB’s ASC Topic 718, Compensation — Stock Compensation. The number of Shares awarded to such independent director on each respective grant date was determined by dividing the applicable compensation amount by the then-current NAV at the date of grant and reflects an individual election to receive $150,000 of their compensation in Class F Shares. Such shares were fully vested at the time of grant.
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
The following table shows, as of the date of this Annual Report on Form 10-K, the beneficial ownership of Shares by each director and executive officer named in Item 11. Executive Compensation, and all directors and executive officers of the Company as a group. Unless otherwise indicated, the indicated person has sole voting (if applicable) and investment power.

	Shares Beneficially Owned
	Class F Shares		Class R-U Shares		Class U Shares
Name and Address(1)	Shares(2)	%(2)	Shares(2)	%(2)	Shares(2)	%(2)
Christopher J. Harrington(3)	16,105	0.26%	—	—	—	—
Alisa A. Wood(3)(4)	16,105	0.26%	—	—	30,745	0.04%
Elizabeth Van Aken	—	—	—	—	—	—
Sung Bum Cho	—	—	—	—	—	—
Peter M. Stavros(3)	82,654	1.32%	—	—	—	—
Thomas C. Naratil(5)	9,135	0.15%	76,997	0.08%	—	—
Susan C. Schnabel	9,985	0.16%	—	—	—	—
Ronald D. Schmitz	4,405	0.07%	—	—	—	—
Nathaniel H. Taylor(3)	82,654	1.32%	—	—	—	—
Kelly M. Williams(6)	9,985	0.16%	—	—	—	—
Directors and executive officers as a group (10 persons)	231,028	3.70%	76,997	0.08%	30,745	0.04%
____________

(1) The address of each beneficial owner is c/o KKR DAV Manager LLC, 30 Hudson Yards, New York, NY 10001.
(2) Number of shares and percent beneficially owned presented in the table relate to Class F Shares, Class R-U Shares and Class U Shares, which are the only share classes held by our directors, and such shares do not have voting rights.
(3) Represents Class F Shares beneficially owned through KKR Associates K-Series Holdings L.P. or one of its affiliates.
(4) Represents 30,745 Class U Shares held by Ms. Wood’s spouse. Ms. Wood disclaims beneficial ownership of such securities except to the extent of such Ms. Wood’s pecuniary interest, if any.
(5) Represents 9,135 Class F Shares held indirectly through TCN Styx Group LLC and 76,997 Class R-U Shares held indirectly through TCN Styx MMVIII, LP. Mr. Naratil is the Managing Partner of TCN Styx Group LLC and the President of the TCN Styx XLVI Corp., the General Partner of TCN Styx MMVII, LP. Mr. Naratil disclaims beneficial ownership of such R-U Shares except to the extent of his pecuniary interest therein, if any. Mr. Naratil has sole investment power over such shares.
(6) Represents shares held by a trust of which Ms. Williams is a trustee with shared power.

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
Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager. For the year ended December 31, 2025, the Manager earned $78,707 in gross Management Fees, all of which were offset, resulting in $0 of net Management Fees. As of December 31, 2025, no amounts were due to the Manager for Management Fees.
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

For the year ended December 31, 2025, the Manager recouped expenses of $13,187 incurred by the Company, pursuant to the Expense Limitation Agreement.

As of December 31, 2025, all amounts subject to recoupment by the Manager pursuant to the Expense Limitation Agreement have been recouped.

As of December 31, 2025, the Company recorded $14,608 as Due to Manager related to amounts paid by the Manager on behalf of the Company.

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
Company Expenses
Under the LLC Agreement, the Company will bear all expenses of its operations, including, without limitation, expenses incurred by the Company, as well as all fees, costs and expenses fairly allocable to the Company, including: (a) fees, costs and expenses of outside counsel, accountants, auditors, appraisers, valuation experts, consultants, administrators, custodians, depositories, trustees and other similar outside advisors and service providers with respect to the Company and its portfolio companies (including allocable compensation and expenses of Senior Advisors, Executive Advisors and Industry Advisors and allocable fees and expenses of KKR Capstone related to the Company’s activities, and including the cost of any valuation of, or fairness opinion relating to, any portfolio company or other asset or liability, or potential transaction, of the Company); (b) fees, costs and expenses, including allocable compensation and overhead of Applicable Employees (as defined below) or other KKR personnel, incurred in association with the administration of the Company and its assets; (c) fees, costs and expenses of identifying, investigating (and conducting diligence with respect to), evaluating, structuring, consummating, holding, monitoring or selling potential and actual portfolio companies, including (i) brokerage commissions, clearing and settlement charges, investment banking fees, bank charges, placement, syndication and solicitation fees, arranger fees, sales commissions and other investment, execution, closing and administrative fees, costs and expenses; (ii) any travel-related costs and expenses incurred in connection therewith (including costs and expenses of accommodations and meals, costs and expenses related to attending trade association meetings, conferences or similar meetings for the purposes of evaluating actual or potential business opportunities, including with respect to travel on non-commercial aircraft, costs of travel at a comparable business class commercial airline rate), including any such expenses incurred in connection with attendance at meetings of the portfolio management committees; (iii) expenses associated with portfolio and risk management, including hedging transactions, currency hedging and other similar arrangements for hedging purposes; (iv) fees, costs and expenses incurred in the organization, operation, administration, restructuring or winding-up, dissolution, liquidation and termination of any entities through which the Company acquires assets; (v) fees, costs and expenses of outside counsel, accountants, auditors, consultants (including KKR Capstone) and other similar outside advisors and service providers incurred in connection with designing, implementing and monitoring participation by portfolio companies in compliance and operational “best practices” programs and initiatives; and (vi) fees, costs and expenses (including allocable compensation and overhead of Applicable Employees or other KKR personnel engaged in the following activities) incurred in connection with assessing and reporting the social and environmental impact and environmental, social and governance performance of portfolio companies and potential portfolio companies (including fees, costs and expenses payable to BSR (formerly, “Business for Social Responsibility”) and/or any similar third-party service provider) and of outside counsel, accountants, auditors, consultants and other similar outside advisors and service providers incurred in connection with designing, implementing and monitoring any impact assessment program; (d) any taxes, fees or other governmental charges levied against the Company or on its income or assets or in connection with its business or operations, including the business or operations of any entities through which the Company invests, and preparation expenses in connection with such governmental charges or to otherwise comply with applicable tax reporting obligations or any legal implementation of such regimes, but excluding any amounts to the extent that the Company has been reimbursed therefor; (e) fees, costs and expenses incurred in connection with any audit, examination, investigation or other proceeding by any taxing authority or incurred in connection with any governmental inquiry, investigation or proceeding, in each case, involving or otherwise applicable to the Company, including the amount of any judgments, settlements, remediation or fines paid in connection therewith, excluding, any fine or penalty paid by KKR or any of its affiliates to a governmental body of competent jurisdiction on the basis of a finding that KKR or such affiliates has breached a fiduciary duty to the Company or the Shareholders (for the avoidance of doubt, the foregoing does not include any fine or penalty related to activities taken by KKR or its affiliates on behalf of the Company); (f) fees, costs and expenses of the Board and any third-party advisory committees (including, without limitation, (1) travel, accommodation, meal, event, entertainment and other similar fees, costs and expenses in connection with meetings of the Board (including such fees, costs and expenses incurred with respect to non-independent directors) and (2) the fees, costs and expenses of any legal counsel or other advisors retained by, or at the direction or for the benefit of, the Board); (g) fees, costs and expenses of holding any annual or other information meeting of the Shareholders (including (1) meal, event, entertainment and other similar fees, costs and expenses and (2) travel and accommodation costs of KKR personnel, Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors and Capstone Executives attending such annual or other information meetings (including with respect to travel on non-commercial aircraft, costs of travel at a comparable business class commercial airline rate)); (h) the portion fairly allocable to the Company of fees, costs and expenses (including allocable compensation and expenses of KKR personnel who are attorneys, accountants and tax advisors or professionals) incurred in connection with legal, regulatory and tax services provided on behalf of the Company, its portfolio companies and compliance with U.S. federal, state or local law or other non-U.S. law or other law and regulation relating to the Company’s activities (including expenses relating to the preparation and filing of reports and notices to be filed with the U.S. Commodity Futures Trading Commission, reports, filings, disclosures and notices prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities and/or any other regulatory filings, notices or disclosures of the KKR Advisors and/or their respective affiliates relating to the Company and its activities); (i) fees, costs and expenses associated with the Company’s administration, the administration of assets, financial planning and treasury activities, the preparation and delivery of all of the Company’s financial statements, tax returns and Schedule K-1s (including any successors thereto), reporting on impact and sustainability-related matters, subscriptions, distribution notices, other reports and notices and other required or requested information (including the cost of any third-party administrator that provides accounting and administrative services to the Company), fees, costs and expenses incurred to audit such reports, provide access to such reports or information (including through a website or other portal) and any other operational, secretarial or postage expenses relating thereto or arising in connection with the distribution thereof (and including, in each case, technology development and support with respect to such activities, other administrative support therefor and allocable compensation and overhead of KKR personnel engaged in the aforementioned activities and KKR personnel providing oversight of any third-party administrator engaged in the aforementioned activities); (j) principal, interest on and fees, costs and expenses relating to or arising out of all borrowings made by the Company, including fees, costs and expenses incurred in connection with the negotiation and establishment of the relevant credit facility, credit support or other relevant arrangements with respect to such borrowings or related to securing the same by mortgage, pledge or other encumbrance, if applicable; (k) fees, costs and expenses related to the offering of Shares (including expenses associated with updating the offering materials, expenses associated with printing such materials, expenses associated with subscriptions and redemptions, expenses associated with participating in marketing events hosted by broker dealers or sponsored by the Manager or its affiliates, and travel expenses relating to the ongoing offering of Shares and the aforementioned activities) or a transfer of Shares or repurchase (but only to the extent not paid or otherwise borne by the transferring Shareholder and/or the assignee of the transferring Shareholder, as applicable); (l) fees, costs and expenses incurred in connection with any amendments, restatements or other modifications to, and compliance with the Company’s Private Placement Memorandum, the Company’s Registration Statement on Form 10, the LLC Agreement, any other constituent or related documents of the Company, including the solicitation of any consent, waiver or similar acknowledgment from the Shareholders or preparation of other materials in connection with compliance (or monitoring compliance) with such documents; (m) fees, costs and expenses related to procuring, developing, implementing or maintaining information technology, data subscription and license-based services, research publications, materials, equipment and services, computer software or hardware and electronic equipment used in connection with providing services to the Company (including in connection with reporting and valuations), in connection with identifying, investigating (and conducting diligence with respect to) or evaluating, structuring, consummating (including license fees and maintenance costs for workflow technology that facilitates) the closing of acquisitions by, among other things, managing allocations (as between the Company or other relevant persons, conflicts of interest and compliance with law, all in accordance with policies and procedures established by KKR and its affiliates), holding, monitoring or selling potential and actual portfolio companies, or in connection with obtaining or performing research related to potential or actual acquisitions, industries, sectors, geographies or other relevant market, economic, geopolitical or similar data or trends, including risk analysis software; (n) premiums and fees for insurance for the benefit of, or allocated to, the Company (including directors’ and officers’ liability, errors and omissions or other similar insurance policies, and any other insurance for coverage of liabilities incurred in connection with the activities of, or on behalf of, the Company, including an allocable portion of the premiums and fees for one or more “umbrella” policies that cover the Company, KKR and its affiliates) and costs of ERISA fidelity bonds; (o) expenses of any actual or potential litigation or other dispute related to the Company or any actual or potential acquisition (including expenses incurred in connection with the investigation, prosecution or defense of litigation and the appointment of any agents for service of process on behalf of the Company) and other extraordinary expenses related to the Company or such acquisitions (including fees, costs and expenses classified as extraordinary expenses under generally accepted accounting principles in the United States) and the amount of any judgments, fines, remediation or settlements paid in connection therewith, directors and officers, liability or other insurance (including title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company, in each case, to the extent such costs, expenses and amounts relate to claims or matters that are otherwise entitled to indemnification under applicable law; (p) fees, costs and expenses incurred in connection with the dissolution and winding up of the Company; (q) all other costs and expenses of the Company and its affiliates in connection with the business or operation of the Company and its portfolio companies; and (r) Broken Deal Expenses (as defined in the LLC Agreement) (excluding such expenses that have been netted against Other Fees) (collectively, “Company Expenses”). For the avoidance of doubt, Company Expenses may include any of the fees, costs, expenses and other liabilities described above incurred in connection with services provided, or other activities engaged in, by KKR and its affiliates, in addition to third parties. In determining the amount of Company Expenses that may be fairly allocable to the Company and to any KKR Vehicles that may participate in Joint Ventures with the Company, the Manager and its affiliates will take into account such factors as they deem appropriate, including, for example, committed or available capital of the Company and KKR Vehicles, the amount of capital historically held or remaining in a particular holding or similar holdings, the aggregate net asset value of the Company and KKR Vehicles and the percentage of similar acquisitions in which the Company or KKR Vehicles have historically participated. The Company reimbursed the Manager or its affiliates for expenses described above that were incurred prior to the commencement of operations of the Company, including allocable compensation and overhead of KKR personnel involved in the formation and establishment of the Company and its subsidiaries. The Company will bear any extraordinary expenses it may incur, including any litigation expenses.

Performance Participation Allocation
Under the limited liability company agreement of the Company (as amended, the “LLC Agreement”), for as long as the Management Agreement has not been terminated, any Class H Member (as defined in the LLC Agreement) may receive a Performance Participation Allocation from the Company.
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

During the year ended December 31, 2025, the Company recognized a Performance Participation Allocation of $203,187 in the Consolidated Statements of Operations. As of December 31, 2025, a Performance Participation Allocation accrual of $51,704 was recorded in the Consolidated Statements of Assets and Liabilities.

During the year ended December 31, 2025, the Company issued 4,408,183 Class F Shares in satisfaction of the Performance Participation Allocation liability of $151,285 due to KKR related to the Reference Period of October 1, 2024 to September 30, 2025.

During the year ended December 31, 2025, the Company issued 6,064 Class F Shares to the Class H Member totaling $199 in satisfaction of the Performance Participation Allocation resulting from repurchases of Investor Shares.

Distribution Fees and Servicing Fees
The Company will pay KKR Capital Markets LLC ongoing distribution and servicing fees, pursuant to the Dealer Manager Agreement, (a) of 0.85% of NAV per annum for Class S Shares, Class U Shares, Class R-S Shares and Class R-U Shares only (consisting of a 0.60% distribution fee (the “Distribution Fee”) and a 0.25% shareholder servicing fee (the “Servicing Fee”)), accrued and payable monthly and (b) of 0.25% for Class D Shares and Class R-D Shares only (all of which constitutes payment for shareholder services, with no payment for distribution services) in each case as accrued, and payable monthly. Such Distribution Fee and Servicing Fee are calculated based on the Transactional Net Asset Value. None of the Class I Shares, Class R-I Shares, Class E Shares, Class F Shares, Class G Shares or Class H Shares incur the Distribution Fee or the Servicing Fee. All or a portion of the Distribution Fee or Servicing Fee may be used to pay for sub-transfer agency, platform, sub-accounting and certain other administrative services. The Dealer-Manager generally expects to reallow the Distribution Fee and the Servicing Fee to participating broker dealers or other intermediaries. The Company may also pay for certain sub-transfer agency, platform, sub-accounting and administrative services outside of the Distribution Fee and the Servicing Fee.
Under GAAP, the Company accrues the cost of the Distribution Fees and the Servicing Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. As of December 31, 2025, the Company has accrued $338,409 of Servicing Fees and Distribution Fees payable to the Dealer Manager related to Class R-U Shares, Class R-D Shares, Class D Shares, Class S Shares and Class U Shares sold.
Dealer-Manager Agreement
On July 27, 2023, the Company entered into a Dealer-Manager Agreement (as amended from time to time, the “Dealer-Manager Agreement”) with KKR Capital Markets LLC (the “Dealer-Manager”), an affiliate of the Company.
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
Other Transactions with Dealer-Manager
During the year ended December 31, 2025, the Company remitted $2,750 to the Dealer-Manager for arranger fees related to the Revolving Credit Agreement (as defined in Note 6. Credit Facility). Additionally, during the year ended

December 31, 2025, the Company remitted $4,030 to the Dealer-Manager for its services in sourcing, organizing, and executing certain acquisitions.

Indemnification Agreements with Directors and Executive Officers
We have entered into indemnification agreements (“Indemnification Agreements”) with each of our directors and executive officers (each, an “Indemnitee”). The Indemnification Agreements provide that we will, subject to certain limitations and exceptions, indemnify, to the fullest extent permitted under Delaware law, and advance expenses to, each Indemnitee, in connection with (among other things) the Indemnitee’s capacity as a director or executive officer of the Company.

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

Acquisition of Interests in Portfolio Companies through Secondary Transactions with Related Party
During the year ended December 31, 2025, the Company purchased an additional interest in a portfolio company, through a tender offer, in part from investment vehicles that are managed by an affiliate of the Manager for $288,358 and recorded unrealized appreciation of $8,106 in connection with the investment acquired.

During the year ended December 31, 2025, the Company purchased interests in portfolio companies from an investment vehicle that is managed by an affiliate of the Manager for $317,822 and recorded unrealized appreciation of $32,719 in connection with the investments acquired.

Acquisition of Interests in Portfolio Companies with Related Parties

During the year ended December 31, 2025, the Company purchased interests in two portfolio companies from affiliated KKR-sponsored investment vehicles alongside the relevant flagship private equity vehicle as part of a sale and purchase between successive fund vintages for a total of $165,499.

During the year ended December 31, 2025, alongside the relevant KKR flagship private equity vehicles, an existing investment in a portfolio company was recapitalized, and the Company invested an additional $133,973. In connection with this investment, the Company received proceeds of $64,366 and recognized a realized gain on investment of $32,761.

Revolving Credit Agreement
On December 23, 2024, certain indirect subsidiaries of the Company entered into the Revolving Credit Agreement with Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KCM, as joint lead arranger, and the lenders party thereto. Under the Revolving Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate principal amount of up to $750 million, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment up to $1.5 billion in the aggregate. The Revolving Credit Agreement matures on December 23, 2027, with extension options at the lender’s consent, and advances thereunder will bear interest at the applicable benchmark rate plus the applicable spread. The obligations of the borrowers and guarantors under the Revolving Credit Agreement are secured by a pledge of certain accounts of such borrowers and guarantors.
KCM, an affiliate of the Company, as joint lead arranger, received customary fees in connection with its role as joint lead arranger.
Line of Credit with KKR
A wholly-owned subsidiary of the Company (collectively with future subsidiaries of the Company as may be added and removed from time to time, the “Line of Credit Borrowers”) is a borrower under an unsecured line of credit, which was further amended on March 21, 2024, November 11, 2024, May 9, 2025 and November 11, 2025 (the “Line of Credit”) to provide for up to a maximum aggregate principal amount of $300.0 million with KKR Alternative Assets LLC (the “Line of Credit Lender”), an affiliate of the Company.

Each loan under the Line of Credit will (i) be subject to an interest rate per annum as set forth in the applicable loan request up to the then-current rate offered by a third-party lender or, if no such rate is available, up to the Secured Overnight Financing Rate applicable to such loan plus 3.50% and (ii) in the event that the interest rate is zero percent such loan will have a maximum maturity of 364 days following the borrowing of such loan (unless otherwise consented to by the Line of Credit Lender in its sole discretion). The Line of Credit was initially set to expire on December 19, 2024, subject to six-month extension options requiring the Line of Credit Lender’s approval. The Line of Credit has been extended through June 19, 2026, subject to additional six-month extension options requiring the Line of Credit Lender’s approval. Each advance under the Line of Credit is repayable on the earlier of (i) the 180th day following the earlier of (x) the Line of Credit Lender’s demand and (y) the expiration of the Line of Credit and (ii) if specified, the scheduled date of repayment for each such loan as set forth in the relevant loan request (the “Scheduled Repayment Date”), which date shall in no case be later than 364 days following the borrowing of such loan (unless the Line of Credit Lender, in its sole discretion, consents to a Scheduled Repayment Date that is later than 364 days following the borrowing of such loan). To the extent the Company has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, the Company is obligated to use commercially reasonable efforts to apply excess available cash proceeds to the repayment of such loans and other obligations; provided that the Line of Credit Borrowers will be permitted to (i) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan or any excess tender offer on the terms described in the Company’s private placement memorandum, (ii) use funds to close any acquisition of a portfolio company which the Company committed to prior to receiving a demand notice, (iii) make elective distributions of an amount not to exceed amounts paid in the immediately preceding fiscal quarter and (iv) pay any taxes when due. The Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary breakage costs subject to the Line of Credit Lender’s discretion. Upon 10 days advance notice (or such shorter period acceptable to the Line of Credit Lender), each Line of Credit Borrower may withdraw from the Line of Credit if all such obligations held by such Line of Credit Borrower to the Line of Credit Lender under the Line of Credit have been repaid to the Line of Credit Lender in full. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the Line of Credit Lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.
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

Members of the KKR Group and/or their respective employees or agents could also receive service costs, namely amounts that the KKR Group and its affiliates receive from portfolio companies of the Company or from entities through which the Company acquires a portfolio company or other asset for local administration or management services (including allocable compensation and expenses of KKR personnel or other employees or agents) related to such portfolio company or entity or other asset that (i) are determined by the KKR Group to be reasonably necessary in order to achieve beneficial legal, tax or regulatory treatment with respect to the relevant portfolio company and (ii) would otherwise be payable to a third party for such services. Without limiting the foregoing, the Company could own an equity interest alongside KKR Vehicles in one or more dedicated service companies that operate in the jurisdiction of domicile of entities through which the Company acquires portfolio companies. Any such dedicated service companies would employ people that provide local administration, non-discretionary advisory or management services directly to entities through which the Company acquires portfolio companies or indirectly by seconding such people to be employees of such entities. It is not expected that any equity value will be ascribed to the Company’s ownership of a dedicated service company. The costs and expenses of any such dedicated service company will be treated as Company Expenses. The amount and timing of the payment of such amounts will be determined by the relevant legal, tax or regulatory treatment that the Company is seeking to achieve, having regard to the circumstances in which such amounts are paid and the jurisdiction of establishment of the relevant portfolio company or intermediary entity. Any service costs received by the KKR Group, including any other KKR Vehicles, with respect to the Company will not be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates or Performance Participation Allocation payable to KKR in respect of the Company. In certain circumstances for commercial or tax efficiencies, the KKR Group will utilize a Singapore holding structure for the Company’s Asian portfolio companies (if any). The Singapore holding structure will engage a member of the KKR Group to provide certain services to it and pay such member of the KKR Group remuneration for the provision of such services. Fees earned by such member of the KKR Group will accrue entirely to the benefit of its equity owners affiliated with the KKR Group, which will not include the Company. Moreover, the remuneration will not be credited against the Offsetable Fees. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Management Fee.”
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
Capstone Executives are expected to receive compensation in the form of (i) an annual salary; (ii) a discretionary performance-related bonus; (iii) grants of equity in one or more of the members of the KKR Group (including equity awards from the KKR Public Company, which has listed certain securities on the New York Stock Exchange), (iv) a portion of the carried interest distributions (or performance allocation payments) received by the Manager or the general partners of KKR Vehicles that are part of the KKR Group’s “carry pool”; and/or (v) a profits interest in individual portfolio companies or assets of KKR Vehicles and, potentially, the Company. The fees paid to KKR Capstone by portfolio companies, the Company and KKR Vehicles are designed to cover the costs of KKR Capstone’s business, the majority of which are compensation costs for Capstone Executives. Historically, KKR Capstone fees have only covered the annual salary and bonus paid to Capstone Executives while the other components of the typical compensation package for a Capstone Executive have been borne by the KKR Group. In the future, it could be that the additional components of the typical compensation package currently borne by the KKR Group (i.e., equity grants in members of the KKR Group, carried interest awards and profits interests) are factored into the fees that KKR Capstone charges to portfolio companies, the Company or KKR Vehicles such that those costs are passed on to portfolio companies, the Company and KKR Vehicles. Capstone Executives could also be entitled to receive other monetary or non-monetary benefits in connection with their engagement. Capstone Executives could serve on the boards of directors of the Company’s portfolio companies and in such cases will generally receive directors’ fees and other compensation (including in the form of fixed and incentive compensation) in connection therewith from such portfolio companies. They also serve from time to time as interim executives of portfolio companies and receive compensation in connection therewith. Any such compensation, which could be paid in cash or equity, received by Capstone Executives will not be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates.

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
Generally, KKR Capstone has master consulting agreements in place with KKR for due diligence work and other projects on behalf of KKR Vehicles, including, potentially, the Company, and they from time to time enter into engagement letters with portfolio companies, holding companies and other entities for consulting services provided to such entities. KKR Capstone also performs scoping work on behalf of KKR Vehicles, including, potentially, the Company, in order to evaluate the potential for consulting or similar arrangements with existing portfolio companies and related operational changes and improvements. Under those agreements and engagement letters, KKR Capstone is generally entitled to fees, other compensation and expense reimbursement (outside of the United States, expenses could be determined as a fixed percentage of KKR Capstone’s fee for a specific engagement). Additionally, in certain circumstances, for commercial, tax and/or regulatory purposes, the Company, through a joint venture with a KKR infrastructure vehicle for private wealth investors (the “K-Series Joint Venture”), may engage KKR Capstone or one or more of its subsidiaries or affiliates to provide personnel who serve as directors of a Singapore holding structure (formed for the purpose of holding certain of the Company’s portfolio companies in Asia) at the direction of the Company. The Company, through the K-Series Joint Venture, will pay to KKR Capstone a service fee on a quarterly basis. Fees earned by KKR Capstone in exchange for these services will accrue entirely to the benefit of its equity owners affiliated with the KKR Group, which will not include the Company. Moreover, such fees will not be credited against the Offsetable Fees. While such fees and reimbursable expenses and other compensation paid to KKR Capstone are believed by KKR to be reasonable and generally at market rates for the relevant activities, such compensation is not negotiated at arm’s length and from time to time could be in excess of fees, reimbursable expenses or other compensation that would be charged by comparable third parties.
The quantum of fees and reimbursable expenses payable to KKR Capstone borne by the Company will at times depend in part upon which entity in the relevant acquisition structure has agreed to pay the relevant costs to KKR Capstone. For example, if the relevant portfolio company has agreed to pay such costs, then generally the equity owners of the portfolio company, including the Company, will indirectly bear their portion of such costs, whereas if a holding vehicle through which the Company (but not all of the equity owners of the portfolio company) invests pays such costs, then the Shareholders who invest through the relevant holding vehicle, including the Company, will bear such costs. This will result in the Company and any participating KKR Vehicles bearing a greater portion of the costs of KKR Capstone or Technical Consultants than would be the case if such costs were paid by the relevant portfolio company. If a portfolio company declines to pay for services rendered by KKR Capstone that the Manager believes benefited the Company, then the Company could be charged for such services, which will also result in the Company bearing more of such expenses than if paid by the portfolio company. KKR Capstone and Technical Consultants fees and reimbursable expenses related to due diligence are generally either capitalized as part of the acquisition price of the relevant portfolio company for consummated transactions (but only to the extent not reimbursed by a third party) or treated as Broken Deal Expenses for transactions that are not consummated. In connection with the Company’s acquisition of a portfolio company, the KKR Group could elect to invest additional amounts as part of the overall acquisition price for such portfolio company to account for the payment of fees and reimbursable expenses relating to the anticipated engagement of KKR Capstone (and/or other Technical Consultants) by the relevant portfolio company following the acquisition thereof by the Company. The KKR Group could engage KKR Capstone (and other Technical Consultants) on behalf of the Company (and KKR Vehicles, as applicable) for scoping work to evaluate the potential for consulting or similar engagements with the Company’s existing portfolio companies, and the associated fees and reimbursable expenses for such scoping work will be treated as Company

Expenses. Similar considerations are expected to apply to the fees and expenses of any other Technical Consultants engaged in respect of the Company, its strategy or portfolio companies.
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
Advisors (excluding KKR Advisors) typically receive a financial package comprised of one or more of the following: (i) an annual fee; (ii) a discretionary performance-related bonus; (iii) a portion of the carried interest and/or incentive allocations allocable to the Manager or the general partners of KKR Vehicles that are part of the KKR Group’s “carry pool”; (iv) grants of equity in one or more of the members of the KKR Group (including equity awards from the KKR Public Company); and/or (v) an opportunity to invest in KKR Vehicles, including, potentially, the Company, or in specific transactions (including the Company’s acquisitions of portfolio companies) on a no-fee/no-carry basis. Advisors (other than KKR Advisors) are also entitled to reimbursement for certain costs and expenses, including travel, meals, lodging and reasonable and customary entertainment, that are incurred while providing services to the KKR Group, KKR Vehicles and portfolio companies, and, in some cases, are entitled to receive other monetary or non-monetary benefits in connection with their respective engagement. Fees and expenses received by Advisors that are borne by the Company and/or its portfolio companies could result in direct or indirect benefits to KKR, KKR Vehicles and/or portfolio companies of KKR Vehicles. Consequently, the KKR Group, KKR Vehicles and/or portfolio companies of KKR Vehicles could receive services without bearing associated costs. Conversely, the Company or its portfolio companies or prospective portfolio companies could also benefit from services where the associated fees and expenses are borne by the KKR Group, KKR Vehicles and/or portfolio companies of KKR Vehicles.

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
The Management Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to Class S Shares, Class D Shares, Class U Shares and Class I Shares and (ii) 1.00% per annum of the month-end NAV attributable to Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares for a 60-month period following the Initial Offering (provided that for Class R-U Shares, Class R-S Shares, Class R-I Shares and Class R-D Shares, such Shares were purchased by a Shareholder as part of an intermediary’s direct or indirect aggregate subscription for at least $100 million in Shares and shares of any class of K-PRIME during the 18-month period following the Initial Offering), and 1.25% per annum of the month-end NAV attributable to such Shares thereafter, each before giving effect to any accruals for the Management Fee, the Distribution Fee, the Servicing Fee, the Performance Participation Allocation, share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds a portfolio company, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Transactional Net Asset Value. The Manager may elect to receive the Management Fee in cash or Class F Shares. The Manager has submitted a standing election notice to the Company to receive the Management Fee for future periods in cash. The Management Fee will be payable to the Manager in consideration for its services. The calculation of the net assets includes certain subjective judgments with respect to estimating, for example, the value of the Company’s portfolio companies, income and liabilities (e.g., exclusion of potentially subjective or contingent liabilities that may arise on or subsequent to the sale of a portfolio company), and therefore, the NAV may not correspond to realizable value upon a sale of those assets. The Manager may benefit from the Company retaining ownership of its assets at times when Shareholders may be better served by the sale or disposition of the Company’s assets in order to avoid a reduction in its NAV. If the Company’s NAV is calculated in a way that is not reflective of its actual NAV, then the purchase price of Shares or the price paid for the repurchase of Shares on a given date may not accurately reflect the value of the Company, and such Shares may be worth less than the purchase price or more than the repurchase price.
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
Each Applicable Employee will track his/her time (currently expected to be in half-hour increments) spent engaged in a variety of matters that can be generally categorized as relating to (i) administration of the Company, (ii) administration of the Company’s assets, (iii) administration of KKR Vehicles and their assets and (iv) non-fund related activities. The Company will only bear the compensation and overhead of each Applicable Employee that are allocable to the time spent on matters relating to clauses (i) and (ii) relative to the total time spent on all matters by such Applicable Employee. The KKR Group will bear the portion of compensation and overhead of Applicable Employees that is allocable to non-fund related activities. The following activities are included in the administration of the Company and administration of the Company’s assets: (a) capital activity, which includes processing subscriptions and redemptions and calculating the Management Fee and the Performance Participation Allocation; (b) company financial reporting, which includes semi-annual, annual and other periodic financial statements, working with the Company’s auditors on the annual audit, preparing transparency reports and fee reporting, managing the Company’s general ledger and equity ledger, and preparation and review of quarter close work papers; (c) tax compliance and reporting as well as advice and work related to tax structuring for the Company, its portfolio companies and intermediate holding entities; (d) legal and compliance activities, including, but not limited to, preparation or amendments to the Company’s filings pursuant to the Exchange Act, our Private Placement Memorandum, the LLC Agreement, the Management Agreement and other documentation related to the Company, compliance with applicable law and regulations, and work related to structuring the Company, its portfolio companies and intermediate holding entities; (e) treasury and operations, which includes cash movement and reconciliation and management of credit facilities; (f) custody, which includes managing the custody confirmation process, (g) valuation and (h) maintaining, updating, implementing and enhancing technology software and equipment to conduct the foregoing activities and other technological support in respect of any of the foregoing activities.
Compensation of each Applicable Employee will include three elements: (a) salary and cash bonus; (b) payroll taxes; and (c) healthcare costs. For salary and cash bonus, each Applicable Employee will be assigned an amount based on the prior year’s average salary and cash bonus paid to Applicable Employees of the same seniority level (e.g., vice president, principal, director) within the same location (e.g., Houston, New York). The average salary and cash bonus for each level and location will be documented on a rate card that is updated annually. As an example, the salary and cash bonus assigned to each vice president on the finance team in New York for 2026 will be the average salary and cash bonus paid to all vice presidents on the finance team in New York for 2025, even though individual vice presidents on the finance team in New

York could have actually been paid less (or more) than the average in 2025 or 2026. For payroll taxes, which consist of social security and Medicare taxes, the amount assigned to each Applicable Employee will be formulaic based on the applicable salary and cash bonus assigned to each Applicable Employee according to the rate card. For healthcare costs, which consist of medical and dental benefits, each Applicable Employee will be assigned an amount based on the prior year’s weighted average cost across all Applicable Employees taking into account medical coverage rates (including employee contributions) and actual marital status selections for all Applicable Employees. The weighted average healthcare costs will be documented on a rate card that is updated annually. As an example, the healthcare costs assigned to each vice president on the finance team in New York for 2026 will be the weighted average healthcare costs across all Applicable Employees regardless of level and location for 2025, even though individual vice presidents on the finance team in New York could have actually had healthcare costs less (or more) than the weighted average in 2025 or 2026. Using averages for determining the compensation costs for individual Applicable Employees could cause a greater (or lesser) amount to be reimbursed by the Company than if compensation costs had been determined based on each employee’s individual compensation costs. The allocation of compensation is determined on a look back basis, meaning the amounts allocated to the Company in the current period represent the compensation costs from the prior period and the percentage of time used for the current period’s allocation is based on how time was spent in the prior period.
Overhead includes rent, property taxes and utilities that are allocable to workspaces and shared spaces (including conference rooms, hallways, kitchens and bathrooms) used by Applicable Employees. The first step in the allocation process is to determine the aggregate overhead costs for all space (both work and shared) to be allocated and calculate a cost per square foot by dividing the aggregate overhead costs by the available workspace within each location (e.g., Houston, New York). Each Applicable Employee is assigned an amount of square footage for his/her workspace based on the smallest occupied workspace by an Applicable Employee at each level of seniority (e.g., vice president, principal, director) within each location (e.g., Houston, New York). As an example, the workspace square footage assigned to each vice president on the finance team in New York for 2026 will be the smallest occupied workspace by a vice president on the finance team in New York for 2025, even though individual vice presidents on the finance team in New York could have actually occupied a larger workspace in 2025 or 2026. The total overhead for each Applicable Employee will be calculated by multiplying the amount of square footage assigned to each Applicable Employee by the aggregate per square foot overhead costs. The allocation of overhead is determined on a look back basis, meaning the amounts allocated to the Company in the current year represent the overhead costs from the prior year.
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
The Company may have its own employees, as well as employees of KKR, that will be assigned or seconded to the Company. We will pay for all expenses related to the services performed for the Company by such persons, including the compensation of our seconded officers, employees and other personnel. Certain employees of KKR are expected to be transferred to be employees of the Company, and the Company will be responsible for all hiring costs of such employees, including make-whole payments and signing bonuses paid to such employees and will reimburse KKR for such costs.
Acquisition and Disposition of Portfolio Companies Alongside KKR Vehicles
The Company will form Joint Ventures by pooling capital with one or more KKR Vehicles that target acquisitions of portfolio companies that are compatible with our business strategy. We expect that a significant portion of our portfolio companies will be owned and controlled by the Company through Joint Ventures alongside one or more KKR Vehicles. Although our Joint Ventures will be managed in a way that reflects the commonality of interests among the KKR Vehicles and the Company, the Company and such KKR Vehicles will generally have different holding periods and/or business objectives (including return profiles). As a result, KKR, including the Manager, may have conflicting goals with respect to the price and timing of disposition opportunities.
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
Similarly, the KKR Group has established investment vehicles with third-party capital and Balance Sheet capital (collectively, the “Core Investment Platform”), targeting core investments in certain private equity and real asset opportunities, which include opportunities that are the same as or similar to opportunities targeted by the Company. However, there is no guarantee that the Company will achieve similar results to those that were achieved by KKR Vehicles in the Core Investment Platform. Because more than 30% of the Core Investment Platform is comprised of the KKR Public Company’s proprietary Balance Sheet capital, the KKR Group treats the entire Core Investment Platform as a proprietary entity. The KKR Group has established (and could in the future establish) KKR Vehicles that co-invest alongside the Core Investment Platform, which increase the amount of capital dedicated to the Core Investment Platform’s investment strategy. The Core Investment Platform targets opportunistic “core” investments, which are typically characterized by an expectation of lower returns and risks, longer hold periods, less leverage and a greater focus on income generation and regular dividends than typical private equity investments, although no single attribute is determinative and attributes of a particular core investment could change over time. The Company will invest alongside the Core Investment Platform in accordance with the Manager’s allocation policies and procedures. The KKR Group could establish KKR Vehicles treated as proprietary investment vehicles similar to the Core Investment Platform in the future.
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
In addition, a KKR fund or KKR Vehicle might, subject to applicable requirements in their governing documents, which could include obtaining limited partner advisory committee consent, determine to sell a particular portfolio company interest to a separate vehicle, which will typically be managed by the KKR Group, with different terms than the KKR fund or KKR Vehicle (e.g., longer duration), and provide limited partners with the option to monetize their investment with the KKR fund or KKR Vehicle at the time of such sale, or to roll all or a portion of their interest in the portfolio company into the new vehicle. Under such circumstances, the KKR Group could invest in or alongside the new vehicle, or hold the entirety of the portfolio company interest sold by the KKR fund or KKR Vehicle through or alongside the new vehicle (i.e., in the event that all limited partners elect to monetize their investment at the time of sale to the new vehicle).
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
In addition to investing alongside the Company, certain KKR Vehicles are expected to invest as Shareholders in the Company and will have the right to exercise any vote, consent or waiver required or permitted under the LLC Agreement in the same manner as other Shareholders in the Company. The manner in which such vote, consent or waiver is exercised by the relevant KKR Vehicle will be subject to its governing documents. The governing documents of KKR Vehicles sometimes provide that all or certain votes, consents or waivers are exercised by the underlying Shareholders or other third-party participants in the KKR Vehicle. However, such governing documents sometimes provide that any such vote, waiver or consent is permitted to be exercised independently by the KKR Group in its capacity as general partner, manager or a similar role with respect to the KKR Vehicle, in which case such vote, waiver or consent will be exercised by the KKR Group in accordance with the interests of the KKR Vehicle, or alternatively might be voted in accordance with prescribed mechanisms (e.g., in the same proportions as other Shareholders vote with respect to the relevant item), in each case as required or permitted under the governing documents of the relevant KKR Vehicle. The LLC Agreement of the Company permits any KKR Vehicle to participate in any vote, waiver or consent of the Shareholders, notwithstanding the ability of the KKR Group to direct such vote, waiver or consent in its capacity as general partner, manager or a similar role with respect to such KKR Vehicle.
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
In connection with its other activities, the KKR Group could come into possession of information that limits the Company’s ability to engage in potential transactions, including by preventing an advisable sale of a particular portfolio company holding, which could have an adverse effect on the performance of the Company. See “—Limitations on Information Sharing within KKR; Possession of Material Non-Public Information; Other Limitations on Leveraging Firm-Wide Resources.” The Company’s activities will be constrained to the extent of its inability to use such information. The KKR Group has long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on behalf of the Company, the Manager will consider those relationships, which could result in certain transactions that the Manager will not undertake on behalf of the Company in view of such relationships. The Company will also co-invest with other clients of the KKR Group in particular acquisition opportunities, and the relationship with such clients could influence the decisions made by the Manager with respect to such opportunities. See “—Co-Investments.”
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
No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities
As indicated above, certain KKR Vehicles and KKR proprietary entities, including any Seed Investments, do and will in the future invest in portfolio companies that the Company seeks to acquire. Subject to the LLC Agreement, the KKR Group has sole discretion to determine the manner in which opportunities are allocated between the Company, the KKR Group and KKR Vehicles. Allocation of identified opportunities among the Company, KKR Group and other KKR Vehicles presents inherent conflicts of interest where demand exceeds available supply. As a result, the Company’s share of opportunities will be materially affected by competition from other KKR Vehicles and from KKR proprietary entities. Shareholders should note that the conflicts inherent in making such allocation decisions will not always be to the advantage of the Company.
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
In addition, even where the KKR Group determines that a particular opportunity falls within the general parameters of opportunities allocated to the Company, the KKR Group is permitted to nonetheless decide to pass on any such opportunity for a variety of reasons. If the KKR Group decides to pass on any such opportunity, such opportunity can then be allocated to any KKR Vehicle or the KKR Group.
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
For the purposes of applying the Manager’s allocation methodology applicable to its private equity platform, the Company does not benefit from any mandatory minimum purchase rights or minimum purchase thresholds. As such the Company will not benefit from any priority acquisition allocation and therefore priority acquisition allocations made by the KKR Group may result in the Company not participating to the same extent in acquisition opportunities in which it would have otherwise participated had the mandatory minimum investment rights or minimum investment thresholds for the KKR Vehicles not existed. Certain KKR Vehicles have a mandatory minimum investment threshold that must be satisfied under its governing documents prior to opportunities being offered more broadly. Typically, there is a specified percentage that is carved-out of the relevant mandatory minimum investment threshold that allows the KKR Group to allocate amounts to such relevant KKR Vehicles that participate in the relevant strategy (such amount plus the mandatory minimum investment threshold is referred to as the “first tier” allocation). The Company will be offered the opportunity to participate in the “first tier” allocations alongside nearly all KKR Vehicles that comprise KKR’s private equity platform up to a capped amount. Certain KKR Vehicles do not allow for KKR Vehicles to participate in the first tier allocation. As such, the Company will not be offered the opportunity to participate in the first tier allocation alongside those KKR Vehicles. In many cases, the aggregate amount of an opportunity exceeds the capacity of the first tier allocation, and the remaining amounts (the

“second tier” allocation) may be offered to KKR Vehicles or the Company, in such amounts as determined by the KKR Group in its sole discretion in accordance with KKR’s policies and procedures applicable to such acquisition opportunity. When there is second tier allocation available, the Company will be offered the opportunity to participate in the second tier allocation.
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
Seed Investments and certain other KKR proprietary entities targeting portfolio companies which the Company seeks to acquire will generally be allocated opportunities on a comparable basis to the Company and KKR Vehicles that target such opportunities, including, with respect to Seed Investments, in order to maintain the integrity of their strategy and track record. The application of relevant factors and other considerations discussed above in determining allocations of acquisition opportunities between the Company and other opportunistic proprietary accounts could result in a proprietary account taking a non-pro rata (including a greater than pro rata) allocation of any particular opportunity relative to the Company (see “—Co-Investments”) in either the same or different parts of the target’s capital structure or could result in a

KKR proprietary entity taking an allocation of an opportunity that is not then made available to the Company. In determining allocations of opportunities among the Company, KKR Vehicles and KKR proprietary entities (including any Seed Investments), the KKR Group will take into account any internal risk limits and other acquisition guidelines established in good faith, from time to time, by the Manager in respect of the Company in addition to restrictions provided under the LLC Agreement. From time to time, an allocation range with a minimum and maximum amount will be deemed appropriate for the Company, with the amount above the minimum being offered to third parties in order to facilitate a transaction. In the event that the third parties do not participate fully in the offered amount, the Company will be allocated the balance, up to its maximum allocation. Nothing herein or in the LLC Agreement precludes, restricts or in any way limits the activities of the KKR Group, including its ability to buy or sell interests in, or provide financing to, funds or portfolio companies, for its own account or for the account of other investment funds or clients.
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
With respect to the syndication of co-investment opportunities to third-party Co-Investors, the KKR Group will take into account various factors it deems appropriate to limit the overall risk of the syndication. While these factors will vary from opportunity to opportunity, the most important are: whether a prospective Co-Investor has expressed an interest in evaluating co-investment opportunities; the financial resources of the prospective Co-Investor and its commitment to satisfy certain minimum/maximum investment amounts and its ability to provide the requisite capital and complete a co-investment within the specified timeframe based on the KKR Group’s prior experience with such prospective Co-Investor; the size of the prospective Co-Investor’s commitments to the Company and KKR Vehicles and the importance of such prospective Co-Investor for future business with KKR; the overall strategic benefit to the KKR Group of offering a co-investment to such potential Co-Investor; attributes of the applicable opportunity that could be attractive to a potential Co-Investor based on its business strategies, its ability to contribute to the business or its geographic proximity to the investment; the economic terms on which such prospective Co-Investor will agree to participate; ease of process with respect to arranging a co-investment group; any legal, regulatory or tax considerations to which the proposed investment is expected to give rise; and such other factors that the KKR Group deems relevant under the circumstances. As a result, co-investment opportunities are not allocated pro rata among the Shareholders. There can be no assurances that any particular Shareholder will be given the opportunity to participate in any co-investment opportunities, even if such Shareholder has expressed an interest in evaluating co-investment opportunities, and certain Shareholders will potentially receive a disproportionate amount of co-investment opportunities. Consistent with the KKR Group’s practice in connection with some KKR Vehicles, the Manager or its affiliates might establish and administer dedicated special purpose vehicles for specific Shareholders in order to facilitate and administer one or more co-investments and related investment decisions and activities by the relevant Shareholders as Co-Investors alongside the Company. Any such special purpose vehicles will be established in the Manager’s or its affiliates’ sole discretion, and the Manager and its affiliates have no obligation to offer a similar opportunity to any other Shareholder.
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
KKR proprietary Balance Sheet entities and Co-Investors established principally for the benefit of KKR personnel, Advisors, Capstone Executives and other associated persons of the KKR Group or any of its affiliates (which might include executives of KKR fund portfolio companies and external consultants) typically will not be subject to management fees or carried interest allocations, performance fees or other performance-related compensation but are generally required to bear their allocable share of Broken Deal Expenses and are allocated a share of monitoring and transaction fees based on their respective ownership of the relevant portfolio company (with the KKR Group retaining such allocable amounts). Management fees, carried interest, administration and/or other fees applicable to other Co-Investors will be established by the KKR Group in its sole discretion and, as indicated above under “—Fees” could be less or more than those applicable to the Company. Certain Co-Investors not comprising Co-Investors established for the benefit of KKR personnel, Advisors, Capstone Executives and other associated persons of the KKR Group or any of its affiliates will not be subject to or otherwise charged any management fees, Performance Participation Allocation and/or other carried interest or other performance compensation, administration fees or other fees.
Subject to the terms of the LLC Agreement certain Co-Investors co-investing with the Company could invest on different (and more favorable) terms than those applicable to the Company and have interests or requirements that conflict with and adversely impact the Company (for example, with respect to their liquidity requirements, available capital, the timing of acquisitions and dispositions or control rights). Subject to the LLC Agreement, the KKR Group will generally seek to ensure that the Company, any KKR Vehicles, KKR proprietary entities, the KKR Group and Co-Investors participate in any co-investment and any related transactions on comparable economic terms to the extent reasonably practicable and subject to legal, tax and regulatory considerations. Shareholders should note, however, that such participation could not be practicable in all circumstances and will depend on terms negotiated by such co-investors in their sole discretion and that the Company could potentially participate in such acquisitions on different and potentially less favorable economic terms than such parties if the KKR Group deems such participation as being otherwise in the Company’s best interests. This could have an adverse impact on the Company. Without limiting the foregoing, although Co-Investors are not offered the opportunity to purchase securities at a price lower than the price paid by the Company, Co-Investors typically do not bear management fees, performance participation allocations or carried interest, and can be offered the opportunity to participate without bearing other fees or expenses borne by the Company (or to receive a rebate or other offset of such fees and expenses). In addition the Manager is permitted to allow any person (excluding KKR affiliates) to participate in an acquisition alongside the Company (such persons, the “Equity Partners”) if, in the Manager’s opinion, such participation facilitates the consummation of the acquisition or is otherwise beneficial to the acquisition or the Company. Such Equity Partners could invest on terms that are materially different to the Company (including on more favorable terms, including with respect to price) and could exit at different times and on different terms than the Company. In addition, there could be certain acquisition opportunities in which the Company and Co-Investors participate whereby the securities comprising such holding are to be acquired by the Company and such Co-Investors through one or more separate tranches over time. In such circumstances, the KKR Group may determine it is appropriate and/or necessary for the Company and such Co-Investors to participate in entirely different tranches of the portfolio company (and accordingly, the Company may acquire the relevant portfolio company at a different time than such Co-Investor) or to participate in a particular tranche in relative proportions in which the Company and such Co-Investors participated in a previous tranche.
Both the Company and the “flagship” KKR fund participating in an acquisition customarily will provide an equity commitment letter or similar undertaking and related commitments to the seller and/or another relevant counterparty (for example, an applicable regulatory agency) in connection with a potential acquisition covering the entire equity funding obligation for the relevant acquisition, including amounts expected to be funded by parallel vehicles, KKR Vehicles and other Co-Investors, where applicable. Additionally, both the Company and the relevant “flagship” KKR fund will customarily fund the entire amount of any deposit or similar up-front payment or contribution that is required in connection with a potential acquisition. The KKR Group has adopted policies and procedures governing the allocation of the obligations under such undertakings and the liability with respect to such deposits among the Company, the relevant “flagship” KKR fund, its parallel vehicles, KKR Vehicles and other Co-Investors. However, KKR Vehicles and other Co-Investors expected to participate in a potential acquisition generally will not be parties to such undertakings or commitments. Therefore, the funding obligation under an equity commitment letter or similar undertaking and any related commitment as well as the risk of loss with respect to any deposit will remain the primary obligation and risk of the Company and the “flagship” KKR fund, and any parallel vehicles, KKR Vehicles and other Co-Investors participating in the relevant acquisition will be liable for their respective shares of the funding obligation or deposit as determined under the KKR Group’s policies and procedures, which for certain entities, would only impose liability as and when, and to the extent that, such entities enter into a joinder or other equity commitment undertaking, which (if entered into) typically will not occur until after signing of the relevant transaction documents.
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
Limitations on Information Sharing within KKR; Possession of Material Non-Public Information; Other Limitations on Leveraging Firm-Wide Resources
The KKR Group has adopted information-sharing policies and procedures that address both (i) the handling of confidential information and (ii) the information barrier that exists between the public and private sides of the KKR Group. The KKR Group’s credit and public equity professionals (i.e., those engaged by KKR Credit) are generally on the public side of the KKR Group, although some members of the KKR Credit team are also on the private side of the KKR Group (i.e., part of the “KKR Private Markets” business). The KKR Group’s private equity, growth equity, energy and infrastructure and real estate professionals and Advisors are on the private side of the KKR Group, the Manager and the KKR Group’s broker-

dealer professionals could be on the private or public side of the KKR Group depending on their roles. The KKR Group has compliance functions to administer the KKR Group’s information-sharing policies and procedures and monitor potential conflicts of interest. Although the Company plans to leverage the KKR Group’s firm-wide resources to help source, conduct due diligence on, structure, syndicate and create value for the Company’s portfolio companies, the KKR Group’s information-sharing policies and procedures referenced above, as well as certain legal, contractual and tax constraints, could significantly limit the Company’s ability to do so. For example, from time to time, the KKR Group’s private equity, or broker-dealer professionals will be in possession of material non-public information with respect to the Company’s portfolio companies or potential portfolio companies (particularly, but not limited to, where the Company acquires or proposes to acquire portfolio companies in which a KKR Vehicle holds equity), and, as a result, such professionals will be restricted by the KKR Group’s information-sharing policies, or by law or contract, from sharing such information with the KKR Group’s professionals responsible for making the Company’s business decisions, even where the disclosure of such information would be in the best interests of the Company or would otherwise influence the decisions taken by such executives with respect to such acquisition or potential acquisition. Accordingly, as a result of such restrictions, the investment activities of the KKR Group’s other businesses could differ from, or be inconsistent with, the interests of and activities that are undertaken for the account of the Company and there can be no assurance that the Company will be able to leverage all of the available resources and industry expertise of the KKR Group’s other businesses fully. Additionally, there could be circumstances in which one or more individuals associated with the KKR Group, including investment executives and committee members otherwise involved in the activities of the Company, will be precluded from providing services to the Company or from being involved in specific acquisition-related activities or decisions because of certain confidential information available to those individuals or to other parts of the KKR Group or because of other applicable legal or regulatory restrictions resulting from their involvement in activities of KKR Vehicles. See “Item 1A. Risk Factors—Risks Related to Our Structure—Our ability to achieve our business objective depends on the ability of the Manager to identify, acquire and support our portfolio companies.” In such circumstances, applicable legal or regulatory restrictions (or applicable information barrier policies or other related compliance policies) could require such investment executives to recuse themselves from the relevant Company committees or otherwise from participating in acquisition activities or decisions relating to the Company’s acquisitions or alternatively, the KKR Group could determine that such investment executives should so recuse themselves to ensure that they can participate in the acquisition activities and decisions of KKR Vehicles. The Company could be adversely impacted in such circumstances.
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
Cross Transactions
The Manager could seek to effect a purchase or sale of a portfolio company between the Company and one or more KKR Vehicles. The Company might seek to sell a portfolio company that evolves to have a lower risk and return profile and longer than expected holding period (or other relevant characteristics) to the Core Investment Platform and/or certain KKR Vehicles making “core” equity investments (including those treated as KKR proprietary entities). For example, KKR proprietary Balance Sheet capital makes up more than 30% of the aggregate capital invested in the Core Investment Platform and, as such, the KKR Group treats the Core Investment Platform as a KKR proprietary entity. In such a transaction, in the absence of the participation of other sellers alongside the Company or other buyers alongside the KKR Vehicles, (including potentially the Core Investment Platform), the relevant portfolio company would be disposed of by the Company at a purchase price negotiated entirely by the KKR Group on both sides of the transaction. The concentration of the KKR Group’s proprietary capital in the KKR Vehicles such as the Core Investment Platform on the buy side of these transactions creates an incentive for the KKR Group to arrange for the sale of the portfolio company at a price more favorable to those KKR Vehicles and less favorable to the Company. However, in addition to the requirement to seek the approval of the non-affiliated members of the Board for a principal transaction, the KKR Group might also elect to take steps that seek to mitigate the KKR Group’s conflict of interest in these potential transactions on behalf of the Company, such as identifying a third party to participate in or lead the sell-side negotiations alongside the Company or running a sale auction to support the price of the transaction.
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
KKR does not expect a Portfolio Company Service Provider providing management services with respect to a portfolio company of the Company (i.e., acting as an operating partner) to invest its capital alongside the Company in such portfolio company. However, individual executives of the management team of a Portfolio Company Service Provider providing such management services with respect to an asset of the Company could co-invest alongside the Company in such asset as part of such executives’ compensation arrangements with such Portfolio Company Service Provider to enhance alignment of interest. Portfolio Company Service Providers utilized by portfolio companies of the Company or KKR Vehicles will receive compensation for their services, including through incentive based compensation payable to their management teams and other related parties, which could be calculated on an aggregate basis across multiple portfolio companies. The incentive based compensation paid to a Portfolio Company Service Provider with respect to a portfolio company of the Company or a KKR Vehicle could vary from the incentive based compensation paid to such Portfolio Company Service Provider with respect to other portfolio companies of the Company or such KKR Vehicle; as a result the management team of (or other related parties associated with) a Portfolio Company Service Provider could have greater incentives with respect to certain portfolio companies relative to others, and the performance of certain portfolio companies could provide incentives to retain a Portfolio Company Service Provider that also services other portfolio companies. Portfolio Company Service Providers owned by the Company or KKR Vehicles could charge the Company and its portfolio companies for goods and services at rates generally consistent with those available in the market for similar goods and services or, alternatively, could pass through expenses on a cost reimbursement, no-profit or break-even basis, in which case the Portfolio Company Service Provider would allocate costs and expenses directly associated with work performed for the benefit of the Company and its portfolio companies to such entities, along with any related tax costs and an allocation of such Portfolio Company Service Provider’s overhead, including some or all of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, accounting and other professional fees and disbursements; office space and equipment; insurance premiums; technology expenditures, including hardware and software costs; costs to engage recruiting firms to hire employees; diligence expenses; one-time costs, including costs related to building-out and winding-down a portfolio company; taxes; and other operating and capital expenditures. Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period, and therefore the Company could pay more than its pro rata portion of fees for services. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis or “fixed percentage” basis. There can be no assurance that a different manner of allocation would result in the Company and its portfolio companies bearing less or more costs and expenses. The KKR Group will not always perform or obtain benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit or break even basis. There can be no assurance that amounts charged by Portfolio Company Service Providers that are not controlled by the Company or KKR Vehicles will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. If benchmarking is performed, the related expenses could be borne by the Company and will not be shared with the Company or offset against the Offsetable Fees or Performance Participation Allocation payable to the Manager or KKR, as applicable, in respect of the Company. Similarly, KKR Vehicles and their portfolio companies could engage Portfolio Company Service Providers of the Company to provide services, and these Portfolio Company Service Providers will generally charge for services in the same manner described above, but the Company and its portfolio companies generally will not be reimbursed for any costs (such as start-up costs) relating to such Portfolio Company Service Providers incurred prior to such engagement.
These arrangements have the potential for a conflict of interest to arise, particularly, for example, where the KKR Vehicles that own a Portfolio Company Service Provider are not the same as the KKR Vehicles that own (directly or indirectly) the portfolio company that is receiving services from such Portfolio Company Service Provider. In these situations, the KKR Vehicles that own the portfolio company to which such services are provided are indirectly paying fees for such services that benefit the KKR Vehicles that own the applicable Portfolio Company Service Provider. Where the relevant arrangement involves services or other benefits provided directly to the Company or a KKR Vehicle, the KKR Group could be incentivized to agree to terms or establish service levels (if applicable) that disproportionately favor the Company or the KKR Vehicles involved. Where such arrangements are between portfolio companies of the Company and portfolio companies of KKR Vehicles, the conflicts of interest involved, including the allocation of overhead expenses among such entities, will depend on the level of independence between the management of such portfolio companies and the KKR Group. The Company, KKR Vehicles and their respective portfolio companies are expected to enter into Joint Ventures with third parties to which Portfolio Company Service Providers will provide services. In some of these cases, the third party Joint Venture partner might negotiate not to pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case the Company, such KKR Vehicles and their respective portfolio companies that also use the services of such Portfolio Company Service Provider will, directly or indirectly, pay the difference, or the Portfolio Company Service Provider will bear a loss equal to the difference.
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

Item 14.    Principal Accountant Fees and Services
Audit and Non-Audit Fees
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP (PCAOB ID No. 34), our independent auditor, for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024
Audit fees(1)(2)	$1,537,310	$915,387
Audit-related fees	—	—
Tax fees(3)	107,901	—
All other fees	—	—
Total	$1,645,211	$915,387
______________
(1)Audit fees include amounts billed to us related to annual consolidated financial statement audit work and quarterly financial statement reviews.
(2)This amount excludes $80,333 reimbursed to the Manager for our pro rata share of valuation related auditing services provided and billed to KKR.
(3)This amount excludes $4,500 reimbursed to the Manager for our pro rata share of tax services provided and billed to KKR.
The Audit Committee of our Board of Directors was advised that there were no services provided by Deloitte that were unrelated to the audit of the consolidated financial statements as of and for the year ended December 31, 2025 that could impair Deloitte from maintaining its independence as our independent auditor.
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

Part IV.
Item 15.    Exhibits and Financial Statement Schedules
(a) (1)    Financial Statements

See Item 8 above.
(a) (2)    Financial Statement Schedules

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.
(a) (3)    Exhibits

Exhibit Number	Description
3.1	Certificate of Formation, dated December 6, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10 filed with the SEC on April 14, 2023)

3.2	Sixth Amended and Restated Limited Liability Company Agreement, dated as of December 4, 2024, between KKR DAV Manager LLC and the Members (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 5, 2024)

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2025)

4.2	Form of Subscription Agreement

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2024)

4.4	Share Repurchase Plan, dated as of July 27, 2023 (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024)

4.5	KKR Repurchase Arrangement, dated as of July 27, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2023)

10.1	Amended and Restated Management Agreement, dated May 30, 2024, between KKR Private Equity Conglomerate LLC and KKR DAV Manager LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2024)

10.2	Dealer-Manager Agreement, dated as of July 27, 2023, between KKR Private Equity Conglomerate LLC and KKR Capital Markets LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2023)

10.3	Amended and Restated Expense Limitation and Reimbursement Agreement, dated May 10, 2024, between KKR Private Equity Conglomerate LLC and KKR DAV Manager LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024)

10.4	Custody Agreement, dated as of August 1, 2023, between The Bank of New York Mellon and KKR Private Equity Conglomerate LLC, K-PEC Holdings LLC and K-PEC HedgeCo LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2023)

10.5	Trademark License Agreement, effective August 9, 2023, between Kohlberg Kravis Roberts & Co. L.P. and KKR Private Equity Conglomerate LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023)

10.6	Administrative Services Agreement, dated as of August 1, 2023, between The Bank of New York Mellon, KKR Private Equity Conglomerate LLC and certain of its direct and indirect wholly owned subsidiaries (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024)

10.7	Amended and Restated Uncommitted Unsecured Line of Credit, dated March 21, 2024, between K-PEC HedgeCo LLC, as borrower, and KKR Alternative Assets LLC, as lender (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024)

10.8	Borrower Assignment Agreement, dated December 30, 2025, between K-PEC HedgeCo LLC, as assignor, K-PEC Asset Funding LLC, as assignee, and KKR Alternative Assets LLC, as lender

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023)

10.10	Revolving Credit Agreement, dated as of December 23, 2024, among certain indirect subsidiaries of KKR Private Equity Conglomerate LLC, as borrowers, Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KKR Capital Markets LLC, as joint lead arranger, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2024)

10.11	Facility Upsize and Lender Joinder Agreement, dated as of October 15, 2025, by and among K-PEC Liquidity Limited, as borrower representative, Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KKR Capital Markets LLC, an indirect subsidiary of KKR & Co. Inc. and affiliate of the Company, as joint lead arranger, and Morgan Stanley Bank, N.A., as an additional lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2025)

10.12	Facility Upsize and Lender Joinder Agreement, dated as of October 15, 2025, by and among K-PEC Liquidity Limited, as borrower representative, Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KKR Capital Markets LLC, an indirect subsidiary of KKR & Co. Inc. and affiliate of the Company, as joint lead arranger, and Barclays Bank PLC, as an additional lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2025)

10.13	Facility Upsize and Lender Joinder Agreement, dated as of November 21, 2025, by and among K-PEC Liquidity Limited, as borrower representative, Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KKR Capital Markets LLC, an indirect subsidiary of KKR & Co. Inc. and affiliate of the Company, as joint lead arranger, and the lenders party thereto

10.14	Facility Upsize and Lender Joinder Agreement, dated as of February 26. 2026, by and among K-PEC Liquidity Limited, as borrower representative, Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KKR Capital Markets LLC, an indirect subsidiary of KKR & Co. Inc. and affiliate of the Company, as joint lead arranger, and the lenders party thereto

10.15	Facility Upsize and Lender Joinder Agreement, dated as of March 6, 2026, by and among K-PEC Liquidity Limited, as borrower representative, Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KKR Capital Markets LLC, an indirect subsidiary of KKR & Co. Inc. and affiliate of the Company, as joint lead arranger, and the lenders party thereto

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2025)

21.1	List of Subsidiaries of the Registrant

31.1	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR PRIVATE EQUITY CONGLOMERATE LLC

/s/ Christopher J. Harrington
Date:	March 26, 2026	Christopher J. Harrington
Co-Chief Executive Officer

/s/ Alisa A. Wood
Date:	March 26, 2026	Alisa A. Wood
Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Peter M. Stavros
Date:	March 26, 2026	Peter M. Stavros
Co-Chairman of the Board of Directors

/s/ Nathaniel H. Taylor
Date:	March 26, 2026	Nathaniel H. Taylor
Co-Chairman of the Board of Directors

/s/ Christopher J. Harrington
Date:	March 26, 2026	Christopher J. Harrington
Co-Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Alisa A. Wood
Date:	March 26, 2026	Alisa A. Wood
Co-Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Elizabeth Van Aken
Date:	March 26, 2026	Elizabeth Van Aken
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas C. Naratil
Date:	March 26, 2026	Thomas C. Naratil
Director

/s/ Ronald D. Schmitz
Date:	March 26, 2026	Ronald D. Schmitz
Director

/s/ Susan C. Schnabel
Date:	March 26, 2026	Susan C. Schnabel
Director

/s/ Kelly M. Williams
Date:	March 26, 2026	Kelly M. Williams
Director