Form 10-Q
period 2026-03-31
KKR Private Equity Conglomerate LLC
filed 2026-05-13
CIK 1957845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 11, 2026, the registrant had 8,470,557 Class D Shares, 66,113,250 Class I Shares, 754,767 Class S Shares, 77,614,660 Class U Shares, 11,253,236 Class R-D Shares, 59,623,095 Class R-I Shares, 101,490,745 Class R-U Shares, 6,286,668 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding. The number of Shares outstanding excludes May 1, 2026 subscriptions since the issuance price is not yet finalized as of the date of this filing.

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
•the ability of the Manager (as defined herein) to source adequate acquisition opportunities to timely and efficiently deploy capital;
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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this Quarterly Report on Form 10-Q, “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Other factors that could cause actual results to differ materially include:

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

Part I.    Financial Information
Item 1.    Financial Statements
KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(Amounts in Thousands, Except Share Data)

	March 31, 2026	December 31, 2025
Assets
Investments at fair value (cost of $7,526,721 and $7,390,946, respectively)	$9,488,971	$9,009,449
Cash and cash equivalents	1,838,943	964,012
Foreign currencies at fair value (cost of $191 and $194, respectively)	190	194
Prepaids and other assets	164	563
Dividends receivable	5,507	4,225
Unrealized appreciation on foreign currency forward contracts	44,687	27,607
Deferred financing costs, net	14,737	12,413
Total assets	11,393,199	10,018,463

Liabilities
Accrued performance participation allocation	110,834	51,704
Accrued shareholder servicing fees and distribution fees	367,259	338,409
Directors’ fees and expenses payable	152	151
Other accrued expenses and liabilities	11,938	9,676
Deferred income taxes	98,532	103,612
Unrealized depreciation on foreign currency forward contracts	5,188	5,177
Due to Manager	16,895	14,608
Total liabilities	610,798	523,337

Commitments and contingencies (Note 10)

Net assets (Note 8)	$10,782,401	$9,495,126

Net assets are comprised of
Class D Shares, 7,921,702 and 6,818,668 shares authorized, issued and outstanding, respectively	$267,887	$223,083
Class I Shares, 62,936,476 and 48,059,830 shares authorized, issued and outstanding, respectively	2,187,940	1,615,392
Class S Shares, 694,206 and 347,135 shares authorized, issued, and outstanding, respectively	22,228	10,755
Class U Shares, 73,875,647 and 60,905,778 shares authorized, issued and outstanding, respectively	2,364,216	1,886,461
Class R-D Shares, 11,253,236 and 11,253,236 shares authorized, issued and outstanding, respectively	378,183	366,014
Class R-I Shares, 60,460,834 and 60,240,289 shares authorized, issued and outstanding, respectively	2,078,981	2,004,703
Class R-U Shares, 102,342,611 and 102,966,509 shares authorized, issued and outstanding, respectively	3,252,134	3,166,052
Class F Shares, 6,283,273 and 6,295,848 shares authorized, issued and outstanding, respectively	230,830	222,664
Class G Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Class H Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Net assets	$10,782,401	$9,495,126
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2026	2025
Investment income
Dividend income	$25,575	$14,186
Total investment income	25,575	14,186

Operating expenses
Performance participation allocation	59,223	60,017
Management fee expense	29,035	13,807
Professional fees	3,700	2,488
General and administration expenses	3,557	1,963
Directors’ fees and expenses	160	156
Interest expense	3,184	817
Total operating expenses	98,859	79,248
Less: Management fee and expense credits	(29,672)	(13,807)
Add: Expenses recouped by Manager	—	3,848
Net operating expenses	69,187	69,289
Net investment loss	(43,612)	(55,103)

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on:
Foreign currency	(190)	897
Foreign currency forward contracts	27,107	—
Total net realized gain	26,917	897

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on:
Investments	402,543	334,293
Foreign currency translation	(58,795)	55,164
Foreign currency forward contracts	17,069	(30,967)
Foreign currency	84	24
Total net change in unrealized appreciation before income taxes	360,901	358,514
(Benefit from) provision for income taxes	(4,970)	22,930
Total net change in unrealized appreciation after income taxes	365,871	335,584
Net increase in net assets resulting from operations	$349,176	$281,378
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(Amounts in Thousands)

	Class D Shares	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2025	$223,083	$1,615,392	$10,755	$1,886,461	$366,014	$2,004,703	$3,166,052	$222,664	$1	$1	$9,495,126
Consideration from the issuance of shares	37,363	505,524	11,687	439,283	—	—	—	218	—	—	994,075
Repurchase of shares	—	(365)	(42)	(1,292)	—	(2,377)	(10,646)	(664)	—	—	(15,386)
Early repurchase fee	5	42	—	50	8	44	73	5	—	—	227
Transfers in	26	2,256	—	55	—	10,489	524	—	—	—	13,350
Transfers out	—	(56)	—	(2,147)	—	(524)	(10,623)	—	—	—	(13,350)
Net increase (decrease) in net assets resulting from capital activity	37,394	507,401	11,645	435,949	8	7,632	(20,672)	(441)	—	—	978,916
Net investment (loss) income	(1,076)	(8,414)	(87)	(9,900)	(1,593)	(8,593)	(14,279)	330	—	—	(43,612)
Net realized gain	630	4,694	44	5,703	992	5,338	8,928	588	—	—	26,917
Net change in unrealized appreciation	8,772	68,867	722	80,884	12,956	69,901	116,080	7,689	—	—	365,871
Net increase in net assets resulting from investment operations	8,326	65,147	679	76,687	12,355	66,646	110,729	8,607	—	—	349,176
Accrued shareholder servicing fees and distribution fees	(916)	—	(851)	(34,881)	(194)	—	(3,975)	—	—	—	(40,817)
Balance at March 31, 2026	$267,887	$2,187,940	$22,228	$2,364,216	$378,183	$2,078,981	$3,252,134	$230,830	$1	$1	$10,782,401

Balance at December 31, 2024	$—	$899	$—	$3,701	$294,461	$1,501,848	$2,487,178	$55,296	$1	$1	$4,343,385
Consideration from the issuance of shares	60,089	213,640	—	361,673	28,645	229,155	313,765	129	—	—	1,207,096
Repurchase of shares	—	—	—	—	—	(294)	(1,065)	—	—	—	(1,359)
Early repurchase fee	—	1	—	2	3	19	33	1	—	—	59
Transfers in	—	276	—	—	—	1,824	—	—	—	—	2,100
Transfers out	—	—	—	—	—	—	(2,100)	—	—	—	(2,100)
Net increase in net assets resulting from capital activity	60,089	213,917	—	361,675	28,648	230,704	310,633	130	—	—	1,205,796
Net investment (loss) income	(381)	(1,349)	—	(2,315)	(3,352)	(17,570)	(30,186)	50	—	—	(55,103)
Net realized gain	3	8	—	16	56	296	508	10	—	—	897
Net change in unrealized appreciation	2,531	8,934	—	15,327	19,989	105,299	180,124	3,380	—	—	335,584
Net increase in net assets resulting from investment operations	2,153	7,593	—	13,028	16,693	88,025	150,446	3,440	—	—	281,378
Accrued shareholder servicing fees and distribution fees	(1,273)	—	—	(26,050)	(967)	—	(32,797)	—	—	—	(61,087)
Balance at March 31, 2025	$60,969	$222,409	$—	$352,354	$338,835	$1,820,577	$2,915,460	$58,866	$1	$1	$5,769,472

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net increase in net assets from operations	$349,176	$281,378
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(402,543)	(334,293)
Net change in unrealized depreciation (appreciation) on foreign currency translation	58,795	(55,164)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(17,069)	30,967
Net change in unrealized appreciation on foreign currency	(84)	—
Realized loss on foreign currency	134	—
Deferred financing cost amortization	1,726	467
Class F Shares issued as payment of directors’ fees and expenses	125	125
Class F Shares issued as payment of performance participation allocation	93	4
Acquisition of portfolio companies	(138,613)	(681,559)
Proceeds from disposal of or repayments from interests in portfolio companies	2,704	—
Changes in operating assets and liabilities:
Change in accrued performance participation allocation	59,130	60,013
Change in deferred income taxes	(5,080)	22,930
Change in prepaids and other assets	399	108
Change in dividends receivable	(1,282)	(3,323)
Change in other accrued expenses and liabilities	2,347	2,190
Change in directors’ fees and expenses payable	1	—
Change in due to Manager	858	(351)
Net cash used in operating activities	(89,183)	(676,508)
Financing activities
Proceeds from issuance of shares	993,857	1,206,757
Payments of shareholder servicing fees and distribution fees	(10,488)	(4,762)
Repurchase of shares, net of early repurchase fee	(15,106)	(1,300)
Payment of deferred financing costs	(4,152)	—
Net cash provided by financing activities	964,111	1,200,695
Effect of exchange rate changes on cash and cash equivalents and foreign currencies at fair value	(1)	—
Net increase in cash and cash equivalents and foreign currencies at fair value	874,927	524,187
Cash and cash equivalents and foreign currencies at fair value, beginning of period	964,206	601,530
Cash and cash equivalents and foreign currencies at fair value, end of period	$1,839,133	$1,125,717

	Three Months Ended March 31,
	2026	2025
Supplemental Disclosure of Non-Cash Financing Activities
Change in shareholder servicing fees and distribution fees payable	$40,817	$61,087
Cash paid for interest	1,125	—

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (UNAUDITED)
(Amounts in Thousands)

Issuer	Asset	Industry	Geography(1)	Valuation Level	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Information Technology - 25.9%
Other investments in portfolio companies(2)		Information Technology	(3)	Level III	$1,663,890	15.3%
Omnissa	Equity interest held through KKR Modena Aggregator L.P.	Information Technology	Americas	Level III	608,000	5.6%
Exact Software Nederland BV	Equity interest held through KKR Precise Aggregator L.P.	Information Technology	EMEA	Level III	540,230	5.0%
Health Care - 21.0%
Cotiviti Holdings, Inc.	Equity interest held through KKR Compass Aggregator L.P.	Health Care	Americas	Level III	750,705	7.0%
Other investments in portfolio companies(2)		Health Care	(4)	Level III	1,485,051	13.7%
Other investment in portfolio company		Health Care	Asia Pacific	Level I	19,043	0.2%
Other investment in portfolio company		Health Care	Americas	Level II	11,762	0.1%
Financials - 9.8%
Other investments in portfolio companies(2)		Financials	(5)	Level III	1,052,541	9.8%
Industrials - 13.3%
Spectris PLC	Equity interest held through KKR Aries Upper Aggregator L.P.	Industrials	EMEA	Level III	570,000	5.3%
Other investments in portfolio companies(2)		Industrials	(6)	Level III	858,313	8.0%
Consumer Discretionary - 8.3%
Other investments in portfolio companies(2)		Consumer Discretionary	(7)	Level III	880,400	8.2%
N/A(8)	Equity interest held through KKR Cape Aggregator L.P.	Consumer Discretionary	Americas	N/A	5,411	0.1%
Communication Services - 3.7%
Other investments in portfolio companies(2)		Communication Services	(9)	Level III	399,930	3.7%
Consumer Staples - 5.5%
Other investments in portfolio companies(2)		Consumer Staples	(10)	Level III	592,737	5.5%
Other investment in portfolio company		Consumer Staples	Asia Pacific	Level II	255	—%
Materials - 0.5%
Other investments in portfolio companies(2)		Materials	(11)	Level III	50,703	0.5%
Total Portfolio Companies (cost of $7,526,721)					$9,488,971	88.0%

Derivative Instruments
Derivative Assets
Foreign Currency Forward Contracts		N/A	N/A	Level II	44,687	0.4%

Total Derivative Assets				$44,687	0.4%
Derivative Liabilities
Foreign Currency Forward Contracts	N/A	N/A	Level II	(5,188)	—%
Total Derivative Liabilities				$(5,188)	—%
Total Derivative Instruments				$39,499	0.4%
Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio	N/A	N/A	Level I	$1,837,516	17.0%
Total Investments in Money Market Funds (cost of $1,837,516)				$1,837,516	17.0%

Total Investments and Cash Equivalents (cost of $9,364,237)				$11,365,986	105.4%

(1) The estimated fair value of our portfolio companies in the Americas, EMEA and Asia Pacific as a percentage of net assets was approximately 43.0%, 35.8% and 9.2%, respectively, as of March 31, 2026. The cost basis of portfolio companies in Americas, EMEA and Asia Pacific were $3,416,533, $3,249,417 and $860,771, respectively. The fair value of portfolio companies in Americas, EMEA and Asia Pacific were $4,637,449, $3,861,690 and $989,832, respectively.
(2) There were no single investments included in this category that exceeded 5% of net assets.
(3) 51.5% of fair value shown is domiciled in Americas, 27.9% in EMEA and 20.6% in Asia Pacific.
(4) 53.3% of fair value shown is domiciled in EMEA, 35.5% in Americas and 11.2% in Asia Pacific.
(5) 57.5% of fair value shown is domiciled in Americas, 40.9% in EMEA and 1.6% in Asia Pacific.
(6) 84.1% of fair value shown is domiciled in Americas, 9.4% in EMEA and 6.5% in Asia Pacific.
(7) 56.8% of fair value shown is domiciled in Americas, 23.2% in EMEA and 20.0% in Asia Pacific.
(8) As of March 31, 2026, the Company had funded cash into KKR Cape Aggregator L.P. in connection with the anticipated acquisition of an indirect interest in Teaching Strategies LLC. This investment is measured at fair value using the net asset value practical expedient under Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure (“ASC 820”).
(9) 96.3% of fair value shown is domiciled in EMEA and 3.7% in Americas.
(10) 66.6% of fair value shown is domiciled in EMEA and 33.4% in Asia Pacific.
(11) 71.9% of fair value shown is domiciled in Americas and 28.1% in Asia Pacific.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025
(Amounts in Thousands)

Issuer	Asset	Industry	Geography(1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Information Technology - 29.8%
Omnissa	Equity interest held through KKR Modena Aggregator L.P.	Information Technology	Americas	Level III	USD	N/A	N/A	$640,000	6.7%
Exact Software Nederland BV	Equity interest held through KKR Precise Aggregator L.P.	Information Technology	EMEA	Level III	EUR	N/A	N/A	550,662	5.8%
Other investments in portfolio companies(2)		Information Technology	(3)	Level III	Various	N/A	N/A	1,638,395	17.3%
Health Care - 21.3%
Cotiviti Holdings, Inc.	Equity interest held through KKR Compass Aggregator L.P.	Health Care	Americas	Level III	USD	N/A	N/A	747,557	7.9%
HealthCare Global Enterprises Ltd	Equity interest held through Hector Asia Holdings I Pte. Ltd	Health Care	Asia Pacific	Level I	INR	N/A	N/A	23,278	0.2%
Other investments in portfolio companies(2)		Health Care	(4)	Level III	Various	N/A	N/A	1,248,154	13.2%
Industrials - 13.6%
Spectris PLC	Equity interest held through KKR Aries Upper Aggregator L.P.	Industrials	EMEA	Level III	USD	N/A	N/A	570,000	6.0%
Other investments in portfolio companies(2)		Industrials	(5)	Level III	Various	N/A	N/A	720,967	7.6%
Financials - 10.5%
Other investments in portfolio companies(2)		Financials	(6)	Level III	Various	N/A	N/A	1,001,425	10.5%
Consumer Discretionary - 9.0%
Other investments in portfolio companies(2)		Consumer Discretionary	(7)	Level III	Various	N/A	N/A	848,272	8.9%
N/A(8)	Equity interest held through KKR Cape Aggregator L.P.	Consumer Discretionary	Americas	N/A	USD	N/A	N/A	5,411	0.1%
Consumer Staples - 5.8%
Other investments in portfolio companies(2)		Consumer Staples	(9)	Level III	Various	N/A	N/A	546,035	5.8%
Communication Services - 4.4%
Other investments in portfolio companies(2)		Communication Services	(10)	Level III	Various	N/A	N/A	418,411	4.4%
Materials - 0.5%
Other investments in portfolio companies(2)		Materials	(11)	Level III	Various	N/A	N/A	50,882	0.5%

Total Portfolio Companies (cost of $7,390,946)								$9,009,449	94.9%

Foreign Currency Forward Contracts
Goldman, Sachs & Co.	Sell JPY/USD	N/A	N/A	Level II	JPY	January 15, 2026	32,820,000	$14,946	0.2%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	663,181	4,545	—%
Nomura International PLC	Sell JPY/USD	N/A	N/A	Level II	JPY	January 15, 2026	5,118,900	2,333	—%
Nomura International PLC	Sell JPY/USD	N/A	N/A	Level II	JPY	January 15, 2026	9,841,000	2,217	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	133,800	906	—%
Nomura International PLC	Sell INR/USD	N/A	N/A	Level II	INR	January 15, 2026	6,500,000	752	—%
Nomura International PLC	Sell NOK/USD	N/A	N/A	Level II	NOK	January 15, 2026	582,000	613	—%
Barclays Bank PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	53,700	363	—%
Royal Bank of Canada	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	45,300	307	—%
Nomura International PLC	Buy EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	16,600	208	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	April 15, 2026	64,000	169	—%
Barclays Bank PLC	Sell KRW/USD	N/A	N/A	Level II	KRW	January 15, 2026	4,260,000	98	—%
Nomura International PLC	Sell INR/USD	N/A	N/A	Level II	INR	January 15, 2026	736,300	54	—%
Nomura International PLC	Sell SEK/USD	N/A	N/A	Level II	SEK	April 15, 2026	162,000	35	—%
Nomura International PLC	Sell SGD/USD	N/A	N/A	Level II	SGD	January 15, 2026	6,900	23	—%
Goldman, Sachs & Co.	Sell INR/USD	N/A	N/A	Level II	INR	January 15, 2026	230,200	17	—%
Nomura International PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	15,200	13	—%
Nomura International PLC	Sell KRW/USD	N/A	N/A	Level II	KRW	January 15, 2026	253,000	6	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	812	2	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	260	(4)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	600	(6)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	770	(7)	—%
Nomura International PLC	Sell SGD/USD	N/A	N/A	Level II	SGD	January 15, 2026	2,000	(8)	—%
Goldman, Sachs & Co.	Sell AUD/USD	N/A	N/A	Level II	AUD	January 15, 2026	11,300	(40)	—%
Royal Bank of Canada	Sell AUD/USD	N/A	N/A	Level II	AUD	January 15, 2026	12,200	(43)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	10,500	(74)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	7,100	(89)	—%
Nomura International PLC	Sell JPY/USD	N/A	N/A	Level II	JPY	January 15, 2026	8,060,000	(156)	—%
Nomura International PLC	Sell AUD/USD	N/A	N/A	Level II	AUD	January 15, 2026	69,400	(243)	—%
Nomura International PLC	Sell SEK/USD	N/A	N/A	Level II	SEK	January 15, 2026	94,100	(283)	—%
Nomura International PLC	Sell SEK/USD	N/A	N/A	Level II	SEK	January 15, 2026	189,000	(295)	—%
Barclays Bank PLC	Sell CNH/USD	N/A	N/A	Level II	CNH	January 15, 2026	140,000	(301)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	59,000	(351)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	85,200	(363)	—%
Nomura International PLC	Sell CNH/USD	N/A	N/A	Level II	CNH	January 15, 2026	604,400	(1,293)	—%
Royal Bank of Canada	Sell SEK/USD	N/A	N/A	Level II	SEK	January 15, 2026	1,036,000	(1,621)	—%
Total Foreign Currency Forward Contracts								$22,430	0.2%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio	N/A	N/A	Level I	USD	N/A	N/A	$963,528	10.1%
Total Investments in Money Market Funds (cost of $963,528)							$963,528	10.1%

Total Investments and Cash Equivalents (cost of $8,354,474)							$9,995,407	105.2%

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

K-PEC conducts a continuous private offering of our Shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act of 1933) in reliance on exemptions from the registration requirements of the Securities Act, (the “Private Offering”), including under Regulation D and Regulation S. We currently offer four classes of investor shares: Class S Shares, Class D Shares, Class U Shares and Class I Shares. Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, with the Class S Shares, Class D Shares, Class U Shares and Class I Shares, the “Investor Shares” and, together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) were no longer available for purchase as of January 2, 2025. We may offer additional classes of Investor Shares in the future.
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

For a detailed discussion about K-PEC’s significant accounting policies, see Note 2 to the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the three months ended March 31, 2026, there were no significant updates to K-PEC’s significant accounting policies.

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

Adoption of New and Revised Accounting Standards

Expense Disaggregation Disclosures

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis. The update will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and disclosures.

3.Investments

Summarized Portfolio Company Financial Information

The following table presents summarized financial information, in the aggregate, for the portfolio companies in which the Company has an indirect equity interest. Amounts provided do not represent the Company’s proportionate share:

	Three Months Ended March 31,
	2026	2025
Revenues	$16,453,054	$13,025,851
Expenses	17,613,798	13,419,433
Loss before taxes	(1,160,744)	(393,582)
Income tax (benefit) expense	(76,698)	168,985
Consolidated net loss	(1,084,046)	(562,567)
Net (income) attributable to non-controlling interests	(29,932)	(27,907)
Net loss	$(1,113,978)	$(590,474)

The net loss above represents the aggregated net loss attributable to the controlling interests in each of the Company’s portfolio companies and does not represent the Company’s proportionate share of loss. Summarized financial totals presented are the best available as of the date of this filing and information may not be for the same reporting period as this filing.

4.Fair Value Measurements - Investments
The following tables present fair value measurements of investments, by major class, according to the fair value hierarchy:

	March 31, 2026
Investments	Level I	Level II	Level III	Investments Measured at Net Asset Value(1)	Fair Value
Portfolio companies	$19,043	$12,017	$9,452,500	$5,411	$9,488,971
Unrealized appreciation on foreign currency forward contracts	—	44,687	—	—	44,687
Unrealized depreciation on foreign currency forward contracts	—	(5,188)	—	—	(5,188)
Investments in Money Market Funds	1,837,516	—	—	—	1,837,516
Total	$1,856,559	$51,516	$9,452,500	$5,411	$11,365,986

(1) Certain investments that are measured at fair value using the net asset value practical expedient under ASC 820 have not been categorized in the fair value hierarchy.
The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated
Statements of Assets and Liabilities.

During the three months ended March 31, 2026, the Company transferred $4,525 out of Level III category of measurement into Level II due to changes in the observability of the inputs used in the fair value measurements at period end.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Investments	Balance as of December 31, 2025	Purchases	Sales and Proceeds from Investments	Transfers out of Level III	Change in Gain (Loss) included in Net Assets	Net change in unrealized appreciation on investments	Net change in unrealized appreciation on foreign currency translation	Balance as of March 31, 2026
Portfolio companies	$8,980,760	$137,458	$(2,704)	$(4,525)	$(134)	$399,640	$(57,995)	$9,452,500

The total change in unrealized appreciation (depreciation) included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the three months ended March 31, 2026 attributable to Level III investments and foreign currency translation still held at March 31, 2026 was $399,640 and $(57,995), respectively.

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

The following tables present the quantitative information about Level III fair value measurements of the Company’s portfolio companies as of March 31, 2026:

Level III Assets	Fair Value March 31, 2026	Valuation Methodology and Inputs	Unobservable Input(s)(1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$9,452,500	Inputs to market comparables, discounted cash flow and transaction price/other	Weight Ascribed to Market Comparables	47.8%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	48.2%	0.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	4.0%	0.0% - 100.0%	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.5x	6.5x - 28.0x	Increase
			Enterprise Value / Forward Revenues Multiple	8.2x	2.3x - 13.1x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	14.0%	6.8% - 24.1%	Decrease
			Enterprise Value / EBITDA Exit Multiple	14.7x	8.0x - 23.3x	Increase

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

5.Derivatives

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

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount, which is presented in local currency, represents the absolute value amount of the foreign exchange contracts in thousands:

	March 31, 2026
	Assets				Liabilities
	Notional			Fair Value	Notional			Fair Value
Derivative Instruments
Foreign currency contracts (AUD)	A$	92,900		$7	A$	185,800		$(1,152)
Foreign currency contracts (CNH)		¥—		—		¥2,233,200		(812)
Foreign currency contracts (EUR)		€1,183,623		25,523		€2,367,245		(212)
Foreign currency contracts (GBP)		£33,600		536		£16,800		(4)
Foreign currency contracts (INR)	Rs	14,933,000		3,760	Rs	7,466,500		(816)
Foreign currency contracts (JPY)		¥113,217,200		8,077		¥56,608,600		(66)
Foreign currency contracts (KRW)	₩	9,026,000		182	₩	4,513,000		(12)
Foreign currency contracts (NOK)	582,000		kr	11	1,164,000		kr	(2,065)
Foreign currency contracts (SEK)	2,962,200		kr	6,510	1,481,100		kr	(48)
Foreign currency contracts (SGD)	17,800		S$	81	8,900		S$	(1)
				$44,687				$(5,188)
6.Related Party Transactions
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

For the three months ended March 31, 2026 and 2025, the Manager earned $29,035 and $13,807 in gross Management Fees, respectively, and the Company offset Management Fees and certain other expenses of $29,672 and $13,807, respectively.

As of both March 31, 2026 and December 31, 2025, the Company did not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

As of March 31, 2026 and December 31, 2025, there were unapplied credits of $1,434 and $27,148, respectively, to be carried forward that relate to Other Fees earned.

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

KKR will also be allocated a Performance Participation Allocation with respect to all Investor Shares that are repurchased in connection with repurchases of Shares in an amount calculated as described above with the relevant period being the portion of the Reference Period, which is the applicable year beginning on October 1 and ending on September 30 of the next succeeding year, for which such Shares were outstanding, and proceeds for any such Share repurchases will be reduced by the amount of any such Performance Participation Allocation. Such Performance Participation Allocation is calculated based on the Transactional Net Asset Value.

If the Performance Participation Allocation is paid in Class F Shares, such Shares may be repurchased at KKR’s request and will be subject to the repurchase limitations of our share repurchase plan. To align its economic interests with those of Shareholders, KKR has an internal policy that delays the timing for when it will receive cash proceeds in respect of the Performance Participation Allocation. Pursuant to this internal policy, KKR intends (i) to initially elect to receive the Performance Participation Allocation in Class F Shares and (ii) to only request for repurchase such Class F Shares received in respect of the Performance Participation Allocation pursuant to our share repurchase plan at the earlier of (A) five (5) years from the original issuance thereof and (B) at such times and in such amounts so that, on an inception-to-date basis, KKR does not monetize Class F Shares with a basis greater than 15.0% of the sum of (x) gross realized gains (net of realized losses), interest income, and certain other cash distributions from all assets, and effective September 1, 2026, excluding realized gains and losses from foreign exchange and hedging activity, generated by the Company’s assets on an inception-to-date basis; plus (y) gross unrealized gains (net of unrealized losses) from indefinite life assets (as determined by KKR), and effective September 1, 2026, excluding unrealized gains and losses from foreign exchange and hedging activity, generated by the Company’s indefinite life assets on an inception-to-date basis, and effective September 1, 2026, less (z) cumulative losses, if any, generated by the Company’s assets on an inception-to-date basis from (1) gross realized and unrealized foreign exchange gains (net of realized and unrealized foreign exchange losses) and (2) gross realized and unrealized hedging activity gains (net of realized and unrealized hedging activity losses). Additionally, KKR may request for repurchase a number of Class F Shares, at any time and from time to time, necessary to satisfy tax withholding obligations and/or other tax liabilities incurred in connection with the allocation of Class F Shares to KKR personnel and any such repurchases requested by KKR will not be counted toward the foregoing limitation.

For the three months ended March 31, 2026 and 2025, the Company recognized a Performance Participation Allocation of $59,223 and $60,017, respectively. As of March 31, 2026 and December 31, 2025, a Performance Participation Allocation accrual of $110,834 and $51,704, respectively, was recorded in the Consolidated Statements of Assets and Liabilities.

During the three months ended March 31, 2026 and 2025, the Company issued 2,562 Class F Shares and 129 Class F Shares, respectively, to the Class H Member totaling $93 and $4, respectively, in satisfaction of the Performance Participation Allocation resulting from repurchases of Investor Shares.

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

Other Transactions with Dealer Manager

During the three months ended March 31, 2026, the Company remitted $1,250, to the Dealer Manager for arranger fees related to the Revolving Credit Agreement (as defined in Note 7. Credit Facility). No such fees were remitted during the three months ended March 31, 2025.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. As of March 31, 2026 and December 31, 2025, the Company has

accrued $367,259 and $338,409, respectively, of Servicing Fees and Distribution Fees payable to the Dealer Manager related to Class R-U Shares, Class R-D Shares, Class D Shares, Class S Shares and Class U Shares sold.
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

During the three months ended March 31, 2025, the Manager recouped expenses of $3,848 incurred by the Company, pursuant to the Expense Limitation Agreement. All amounts subject to recoupment by the Manager pursuant to the Expense Limitation Agreement were recouped as of September 30, 2025, therefore, no such expenses were recouped during the three months ended March 31, 2026.

As of March 31, 2026 and December 31, 2025, the Company recorded $16,895 and $14,608, respectively, as Due to Manager related to amounts paid by the Manager on behalf of the Company.

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

Acquisition of Interests in Portfolio Companies with Related Parties

During the three months ended March 31, 2025, the Company purchased an interest in a portfolio company from an affiliated KKR-sponsored investment vehicle alongside the relevant flagship private equity vehicle as part of a sale and purchase between successive fund vintages for $32,507.
Line of Credit

On December 20, 2023, certain wholly-owned subsidiaries of the Company, as may be added and removed from time to time (the “Line of Credit Borrowers”), entered into an unsecured, uncommitted line of credit (as amended, the “Line of Credit”) to provide for up to a maximum aggregate principal amount of $300,000 with KKR Alternative Assets LLC (the “Line of Credit Lender”), an affiliate of the Company.

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

No balance was outstanding on the Line of Credit as of both March 31, 2026 and December 31, 2025.

7. Credit Facility

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

On November 21, 2025, the Borrowers entered into a lender joinder agreement to the Revolving Credit Agreement. Pursuant to the joinder, the credit available to the Borrowers was increased by $150,000 to an aggregate principal amount of $750,000.

On February 26, 2026, the Borrowers entered into a lender joinder agreement to the Revolving Credit Agreement. Pursuant to the joinder, the credit available to the Borrowers was increased by $100,000 to an aggregate principal amount of $850,000.

On March 6, 2026, the Borrowers entered into a lender joinder agreement to the Revolving Credit Agreement. Pursuant to the joinder, the credit available to the Borrowers was increased by $150,000 to an aggregate principal amount of $1,000,000.

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

As of March 31, 2026, the Company incurred $19,795 of costs associated with entry into the Revolving Credit Agreement. These costs have been capitalized within Deferred financing costs, net on the Consolidated Statement of Assets and Liabilities. As of March 31, 2026 and December 31, 2025, total remaining unamortized deferred financing costs for the Revolving Credit Agreement was $14,737 and $12,413, respectively.

As of both March 31, 2026 and December 31, 2025, the Borrowers did not have an outstanding balance under the Revolving Credit Agreement. During the three months ended March 31, 2026 and 2025, the Company incurred interest expense of $3,181 and $817, respectively, comprised of unused fees and amortization of deferred financing costs.

8. Net Assets

The following table is a summary of share activity during the three months ended March 31, 2026 and Shares outstanding as of that date:

	Shares Outstanding as of December 31, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of March 31, 2026
Class D Shares	6,818,668	1,102,268	—	766	—	7,921,702
Class I Shares	48,059,830	14,823,010	(10,796)	66,051	(1,619)	62,936,476
Class S Shares	347,135	348,332	(1,261)	—	—	694,206
Class U Shares	60,905,778	13,070,802	(38,747)	1,643	(63,829)	73,875,647
Class R-D Shares	11,253,236	—	—	—	—	11,253,236
Class R-I Shares	60,240,289	—	(70,410)	306,699	(15,744)	60,460,834
Class R-U Shares	102,966,509	—	(322,272)	16,071	(317,697)	102,342,611
Class F Shares	6,295,848	6,075	(18,650)	—	—	6,283,273
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	296,887,373	29,350,487	(462,136)	391,230	(398,889)	325,768,065

The following table is a summary of share activity during the three months ended March 31, 2025 and Shares outstanding as of that date:

	Shares Outstanding as of December 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of March 31, 2025
Class D Shares	—	2,045,529	—	—	—	2,045,529
Class I Shares	31,054	7,233,457	—	9,546	—	7,274,057
Class U Shares	137,406	12,327,635	—	—	—	12,465,041
Class R-D Shares	10,419,393	994,131	—	—	—	11,413,524
Class R-I Shares	51,968,235	7,929,460	(10,162)	61,941	—	59,949,474
Class R-U Shares	93,038,669	10,998,095	(37,255)	—	(72,494)	103,927,015
Class F Shares	1,865,972	4,348	—	—	—	1,870,320
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	157,460,809	41,532,655	(47,417)	71,487	(72,494)	198,945,040

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

As of March 31, 2026 and December 31, 2025, the Company has not issued any Shares under the DRIP.

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

Transactional Net Asset Value Per Share	Class D Shares	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Transactional Net Asset Value per Share as of March 31, 2026	$34.63	$34.89	$34.35	$34.34	$34.63	$34.84	$34.03	$36.93	$36.94	$36.94

During the three months ended March 31, 2026 and 2025, we repurchased 70,410 Class R-I Shares and 10,162 Class R-I Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $33.76 and $28.90, respectively.

During the three months ended March 31, 2026 and 2025, we repurchased 322,272 Class R-U Shares and 37,255 Class R-U Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $33.03 and $28.59, respectively.

During the three months ended March 31, 2026, we repurchased 38,747 Class U Shares, pursuant to our share repurchase plan, at an average price per share of $33.34. No Class U Shares were repurchased during the three months ended March 31, 2025.

During the three months ended March 31, 2026, we repurchased 10,796 Class I Shares, pursuant to our share repurchase plan, at an average price per share of $33.83. No Class I Shares were repurchased during the three months ended March 31, 2025.

During the three months ended March 31, 2026, we repurchased 1,261 Class S Shares, pursuant to our share repurchase plan, at an average price per share of $33.34. No Class S Shares were repurchased during the three months ended March 31, 2025.

During the three months ended March 31, 2026, we repurchased 18,650 Class F Shares, pursuant to our share repurchase plan, at an average price per share of $35.58. No Class F Shares were repurchased during the three months ended March 31, 2025.

9. Distributions
The Company did not declare or pay any distributions during the three months ended March 31, 2026 and 2025.

10. Commitments and Contingencies
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

Funding Commitments and Others

The Company had $146,614 and $154,215 of unfunded commitments in portfolio companies as of March 31, 2026 and December 31, 2025, respectively.
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

11. Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the three months ended March 31, 2026:

	Class D Shares	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares(1)
Net asset value per share at beginning of period (January 1, 2026)	$32.72	$33.61	$30.98	$30.97	$32.53	$33.28	$30.75	$35.37	$35.09	$35.09
Consideration from the issuance of shares	0.12	0.05	1.40	0.43	—	—	—	—	—	—
Repurchase of shares	—	—	(0.01)	—	—	—	(0.01)	—	—	—
Early repurchase fee	—	—	—	—	—	—	—	—	—	—
Transfers in	—	—	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	(0.01)	—	—	—
Net increase (decrease) in net assets resulting from capital activity	0.12	0.05	1.39	0.43	—	—	(0.02)	—	—	—
Net investment (loss) income(2)	(0.14)	(0.15)	(0.15)	(0.14)	(0.14)	(0.14)	(0.14)	0.05	0.05	0.05
Net realized gain (loss) and change in unrealized appreciation (depreciation)(3)	1.24	1.25	1.22	1.24	1.24	1.25	1.23	1.32	1.32	1.32
Net increase in net assets resulting from operations	1.10	1.10	1.07	1.10	1.10	1.11	1.09	1.37	1.37	1.37
Accrued shareholder servicing fees and distribution fees(2)	(0.12)	—	(1.42)	(0.50)	(0.02)	—	(0.04)	—	—	—
Net asset value per share at the end of period (March 31, 2026)	$33.82	$34.76	$32.02	$32.00	$33.61	$34.39	$31.78	$36.74	$36.46	$36.46
Weighted average shares outstanding at end of period (March 31, 2026)	7,485,211	57,632,571	598,790	69,268,827	11,253,236	60,328,363	102,616,913	6,288,017	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value(4):
Operating expenses(5)(6)	0.10%	0.09%	0.10%	0.10%	0.10%	0.09%	0.10%	0.09%	0.09%	0.09%
Performance Participation Allocation(5)	0.58%	0.58%	0.62%	0.61%	0.58%	0.57%	0.60%	—%	—%	—%
Total operating expenses(5)(7)	0.68%	0.67%	0.72%	0.71%	0.68%	0.66%	0.70%	0.09%	0.09%	0.09%
Net investment (loss) income(5)	(0.43)%	(0.43)%	(0.46)%	(0.45)%	(0.43)%	(0.42)%	(0.45)%	0.15%	0.15%	0.15%
Total GAAP return attributed to Shares based on net asset value(9)	3.36%	3.42%	3.36%	3.33%	3.32%	3.34%	3.35%	3.87%	3.90%	3.90%

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the three months ended March 31, 2025:

	Class D Shares	Class I Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares(1)
Net asset value per share at beginning of period (January 1, 2025)	$—	$28.94	$26.93	$28.26	$28.90	$26.73	$29.63	$29.64	$29.64
Consideration from the issuance of shares, net	29.54	0.16	3.07	0.05	—	0.19	—	—	—
Repurchase of shares	—	—	—	—	—	—	—	—	—
Early repurchase fee	—	—	—	—	—	—	—	—	—
Transfers in	—	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—	—	—
Net increase in net assets resulting from capital activity	29.54	0.16	3.07	0.05	—	0.19	—	—	—
Net investment (loss) income(2)	(0.25)	(0.40)	(0.39)	(0.29)	(0.29)	(0.29)	0.03	0.03	0.03
Net realized gain (loss) and change in unrealized appreciation (depreciation)(3)	1.37	1.88	3.08	1.75	1.76	1.74	1.81	1.81	1.81
Net increase (decrease) in net assets resulting from operations	1.12	1.48	2.69	1.46	1.47	1.45	1.84	1.84	1.84
Accrued shareholder servicing fees and distribution fees(2)	$(0.85)	$—	$(4.42)	$(0.08)	$—	$(0.32)	$—	$—	$—
Net asset value per share at the end of period (March 31, 2025)	$29.81	$30.58	$28.27	$29.69	$30.37	$28.05	$31.47	$31.48	$31.48
Weighted average shares outstanding at end of period (March 31, 2025)	1,497,510	3,365,003	5,897,425	11,413,524	59,915,547	103,971,321	1,870,235	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value(4):
Operating expenses before expenses recouped by Manager(5)(6)	0.07%	0.10%	0.10%	0.10%	0.10%	0.11%	0.10%	0.10%	0.10%
Operating expenses recouped by Manager(5)(6)	0.05%	0.07%	0.07%	0.07%	0.07%	0.07%	0.07%	0.07%	0.07%
Operating expenses after expenses recouped by Manager(5)(6)	0.12%	0.17%	0.17%	0.17%	0.17%	0.18%	0.17%	0.17%	0.17%
Performance Participation Allocation(5)	0.94%	1.45%	1.49%	1.11%	1.09%	1.16%	—%	—%	—%
Total operating expenses(5)(7)(8)	1.06%	1.62%	1.66%	1.28%	1.26%	1.34%	0.17%	0.17%	0.17%
Net investment (loss) income(5)	(0.87)%	(1.34)%	(1.38)%	(1.02)%	(1.00)%	(1.06)%	0.09%	0.09%	0.09%
Total GAAP return attributed to Shares based on net asset value(9)	1.95%	5.67%	4.98%	5.06%	5.09%	4.94%	6.21%	6.21%	6.21%

(1) Per share data may be rounded in order to recompute the ending net asset value per share.
(2) The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3) The amount shown is the balancing amount derived from the other figures in the schedule. The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio company investments for the period because of the timing of sales of the Shares in relation to fluctuating market values for the portfolio.
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
(8) Ratios presented after expenses recouped by Manager.
(9) The total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of Total Return as calculated for purposes of the Performance Participation Allocation as described in Note 6. Related Party Transactions. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Shares. The Company did not declare or pay any distributions during the three months ended March 31, 2026 and 2025.

12. Income Taxes

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

For the three months ended March 31, 2026 and 2025, the effective tax rates were (1.4)% and 7.5%, respectively. For the three months ended March 31, 2026 and 2025, the primary items giving rise to the difference between the 0.0% federal statutory rate applicable to partnerships and the effective tax rate is due to U.S. federal, state and local taxes on income from the Company’s subsidiaries that are treated as corporations for U.S. federal, state or local purposes.

13. Segment Reporting

The Company operates through a single operating and reporting segment with a principal objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation through Joint Ventures. The Company’s Co-CEOs together act as the Company’s chief operating decision maker (the “CODM”) and are responsible for assessing performance and allocating resources with respect to the Company. The CODM has concluded that the Company operates as a single operating segment because the Company has a single investment strategy, as disclosed in the Company’s PPM, against which the CODM assesses the Company’s performance. In addition to other metrics, the CODM uses net increase (decrease) in net assets resulting from operations as a key metric to assess the Company’s performance. As the Company’s investment operations comprise a single reporting segment, the segment assets are the same assets that are reported in the Consolidated Statements of Assets and Liabilities, and significant segment expenses are the same as those listed on the Consolidated Statements of Operations.

14. Subsequent Events
Unregistered Sales of Equity Securities

On April 1, 2026, the Company sold the following Investor Shares of the Company (with the final number of shares determined on April 21, 2026) to third-party investors for cash:

Class	Number of Shares Sold	Net Consideration
Class D Shares	553,759	$19,175
Class I Shares	3,247,595	113,320
Class S Shares	60,561	2,080
Class U Shares	3,870,061	132,901
		$267,476

Share Repurchases

On May 5, 2026, we repurchased 4,904, 90,017, 116,316, 926,611, and 757,026 shares of Class D Shares, Class I Shares, Class U Shares, Class R-I Shares and Class R-U Shares, respectively, pursuant to our share repurchase plan, at a price per share of $34.63, $34.89, $34.34, $34.84, and $34.03 respectively.

Line of Credit

On May 4, 2026, the Line of Credit Lender agreed to extend the Line of Credit an additional six months through December 18, 2026, subject to additional six-month extension options.

Except as described above, the material terms of the Line of Credit remain unchanged.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

All dollar amounts in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands, unless otherwise noted.
Overview
KKR Private Equity Conglomerate LLC (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) was formed on December 6, 2022 as a limited liability company under the laws of the state of Delaware and we operate our business so that we are not an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are a holding company that seeks to acquire, own and control portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation through joint ventures (“Joint Ventures”). The Company commenced principal operations on August 1, 2023.
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
A key part of our strategy is to form Joint Ventures by pooling capital with one or more KKR Vehicles that target acquisitions of portfolio companies that are compatible with our business strategy. We expect that we will own nearly all of our portfolio companies through Joint Ventures alongside one or more KKR Vehicles and that the Joint Ventures will be managed in a way that reflects the commonality of interests between the KKR Vehicles and the Company. The Company and the KKR Vehicles in a Joint Venture both have a shared interest in maximizing value of the Joint Venture, and we believe that a joint acquisition strategy that pools the resources of the KKR Vehicles and the Company leads to greater opportunities to gain sufficient influence or control over portfolio companies and leverages KKR’s operations-oriented management approach to value creation with the objective of achieving capital appreciation for all interest holders in the Joint Venture. We currently own, and expect to own in the future, all or substantially all of our Joint Venture interests in portfolio companies directly or indirectly through K-PEC Holdings LLC and any similar wholly-owned holding company formed in the future to acquire, own and control portfolio companies (the “Operating Subsidiaries”), and in turn, each Operating Subsidiary holds our interests in portfolio companies and Joint Ventures through one or more corporations, limited liability companies or limited partnerships. We expect that most of our Joint Ventures will own a majority of, and/or have primary control over, the underlying portfolio company. The Company and the applicable KKR Vehicle will hold the interests in each portfolio company as co-general partners of the relevant Joint Venture, but the relative economic interests in such Joint Venture will vary from acquisition to acquisition. In limited circumstances, we may also invest some portion of our capital into portfolio companies indirectly through vehicles we do not control. We may occasionally be a passive investor into a vehicle that holds an investment in a single portfolio company. We may also make investments into vehicles controlled by an external adviser where we do not have direct input into the underlying investments.
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
We conduct a continuous private offering of our Shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of Shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act, (the “Private Offering”), including under Regulation D and Regulation S. We currently offer four classes of investor shares: Class S Shares, Class D Shares, Class U Shares and Class I Shares. Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, with the Class S Shares, Class D Shares, Class U Shares and Class I Shares, the “Investor Shares” and, together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) were no longer available for purchase as of January 2, 2025. We may offer additional classes of Investor Shares in the future.

Recent Developments

Portfolio Company Activity

During the three months ended March 31, 2026, the Company acquired indirect interests in the following new portfolio companies:

Portfolio Company	Description
Infobric Group AB	Infobric Group AB is a Sweden-based construction software company that offers end-to-end construction software for workforce-, contractor-, equipment- and asset-management

In addition, during the same period, the Company acquired additional indirect interests in Blue Sprig Pediatrics, Inc., EQuest Education Joint Stock Company, the Europe MSP platform, HealthCare Global Enterprises Ltd. and Sovra (f/k/a mdf Commerce) as part of add-on transactions.

The charts below present the diversification of our portfolio companies by strategy, sector and geography as of March 31, 2026, based upon the fair value of the portfolio companies, inclusive of transactions which were consummated by the date of this report but funded by the Company on or before March 31, 2026, if any. The diversification charts for sector and geography exclude our Liquidity Portfolio.

STRATEGY	SECTOR

GEOGRAPHY

The chart below presents the Company’s ten largest investments, based upon estimated fair value, as of March 31, 2026, based upon the fair value of the portfolio companies, inclusive of transactions which were consummated by the date of this report but funded by the Company on or before March 31, 2026, if any:

Portfolio Company	Sector	Country
Cotiviti, Inc.	Health Care	United States
Omnissa, LLC (f/k/a VMware End User Computing)	Information Technology	United States
Spectris plc	Industrials	United Kingdom
Exact Software Nederland BV	Information Technology	Netherlands
Wella Corp.	Consumer Staples	Switzerland
Söderberg & Partners Asset Management SA	Financials	Sweden
Fuji Soft Inc.	Information Technology	Japan
Biotage Sweden AB	Health Care	Sweden
Karo Healthcare AB	Health Care	Sweden
BMC Software Finance Inc.	Information Technology	United States

During April 2026, the Company acquired additional indirect interests in HealthCare Global Enterprises Ltd. as part of an add-on transaction.

Business Environment

The United States and countries around the world have experienced elevated levels of market volatility and uncertainty driven by, among other things, geopolitical and global trade concerns, including, the imposition of tariffs and threats of tariffs by the United States on certain of its trading partners since April 2025 and impacts from the recent conflicts in the Middle East. This volatility and uncertainty add to the various risks and uncertainties in the business environment in which we operate and may have various impacts, including on the valuations of certain of our portfolio companies, the pace and volume of our acquisitions, deployments, and realizations, and our fundraising activities.

Revolving Credit Agreement

On February 26, 2026, the Borrowers entered into a facility upsize and lender joinder agreement (the “February Joinder”) to the Revolving Credit Agreement. Pursuant to the February Joinder, the credit available to the Borrowers was increased by $100,000 to an aggregate principal amount of $850,000.

On March 6, 2026, the Borrowers entered into a facility upsize and lender joinder agreement (the “March Joinder” and, together with the February Joinder, the “Joinders”) to the Revolving Credit Agreement. Pursuant to the March Joinder, the credit available to the Borrowers was increased by $150,000 to an aggregate principal amount of $1,000,000.

The Revolving Credit Agreement continues to include an uncommitted accordion feature that allows the Borrowers to increase the commitment to up to $1,500,000 in the aggregate.

During the three months ended March 31, 2026, the Company remitted $1,250 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Revolving Credit Agreement.

Except as described above, the material terms of the Revolving Credit Agreement remain unchanged by the Joinders.

Line of Credit

On May 4, 2026, the Line of Credit Lender agreed to extend the Line of Credit an additional six months through December 18, 2026, subject to additional six-month extension options.

Except as described above, the material terms of the Line of Credit remain unchanged.

Operating Results Highlights

During the three months ended March 31, 2026, we raised aggregate subscription proceeds of $993,857 related to Investor Shares. These subscription proceeds were used, in part, to acquire our interests in a new portfolio company as well as add-on transactions in existing portfolio companies totaling $138,613 during the three months ended March 31, 2026.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns(1)	Class D Shares	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares
Share class inception date	February 1, 2025	September 1, 2023	April 1, 2025	June 1, 2024	February 1, 2024	August 1, 2023	August 1, 2023
Three months ended March 31, 2026	3.16%	3.23%	3.01%	3.01%	3.16%	3.22%	3.01%
Inception to date annualized March 31, 2026	15.79%	13.00%	N/A	14.40%	14.18%	13.26%	12.26%
(1) “Inception to date annualized” for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company did not declare or pay any distributions from inception through March 31, 2026. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

Results of Operations

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire portfolio companies with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

The following table presents our comparative results of operations (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Investment income
Dividend income	$25,575	$14,186	$11,389
Total investment income	25,575	14,186	11,389

Operating expenses
Performance participation allocation	59,223	60,017	(794)
Management fee expense	29,035	13,807	15,228
Professional fees	3,700	2,488	1,212
General and administration expenses	3,557	1,963	1,594
Directors’ fees and expenses	160	156	4
Interest expense	3,184	817	2,367
Total operating expenses	98,859	79,248	19,611
Less: Management fee and expense credits	(29,672)	(13,807)	(15,865)
Add: Expenses recouped by Manager	—	3,848	(3,848)
Net operating expenses	69,187	69,289	(102)
Net investment loss	(43,612)	(55,103)	11,491

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on:
Foreign currency	(190)	897	(1,087)
Foreign currency forward contracts	27,107	—	27,107
Total net realized gain	26,917	897	26,020

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on:
Investments	402,543	334,293	68,250
Foreign currency translation	(58,795)	55,164	(113,959)
Foreign currency forward contracts	17,069	(30,967)	48,036
Foreign currency	84	24	60
Total net change in unrealized appreciation before income taxes	360,901	358,514	2,387
(Benefit from) provision for income taxes	(4,970)	22,930	(27,900)
Total net change in unrealized appreciation after income taxes	365,871	335,584	30,287
Net increase in net assets resulting from operations	$349,176	$281,378	$67,798
A discussion of the results of operations for the three months ended March 31, 2026 and 2025 is as follows:

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

For the three months ended March 31, 2026 as compared to the same period in 2025, dividend income increased by $11,389 driven by an increase in dividend income received from portfolio companies.

Operating Expenses

For the three months ended March 31, 2026 as compared to the same period in 2025, operating expenses increased by $19,611, primarily resulting from an increase in gross management fees (“Management Fee”) pursuant to the management agreement entered into between the Company and the Manager, (as amended and restated, the “Management Agreement”) earned by the Manager and interest expense of $15,228 and $2,367, respectively. Management fees were fully offset for the three months ended March 31, 2026 and 2025. The increase in interest expense period over period was driven by an increase in unused fees and amortization of deferred financing costs from the Revolving Credit Agreement that was entered into on December 23, 2024.

For the three months ended March 31, 2025, the Manager recouped expenses of $3,848 incurred by the Company, pursuant to the Amended and Restated Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”). As of September 30, 2025, all amounts subject to recoupment by the Manager pursuant to the Expense Limitation Agreement have been recouped.

Going forward, we expect our primary expenses to be the payment of the Management Fee, as well as the performance participation allocation (“Performance Participation Allocation”) to KKR. We will also bear other capital and operating expenses.

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

For the three months ended March 31, 2026 as compared to the same period in 2025, net realized gains increased by $26,020, primarily due to $27,107 in realized gains on the settlement of foreign currency forward contracts recognized during the current year period. No such gains were recorded during the three months ended March 31, 2025.

For the three months ended March 31, 2026 as compared to the same period in 2025, total net change in unrealized appreciation before income taxes increased by $2,387, primarily due to an increase of $68,250 resulting from unrealized appreciation on investments related to the change in value of portfolio companies and an increase of $48,036 resulting from unrealized appreciation (depreciation) on foreign currency forward contracts, partially offset by a decrease of $113,959 resulting from unrealized appreciation on foreign currency translation related to the change in value based upon changes in foreign currency exchange rates.

(Benefit from) Provision for Income Taxes

The Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level, resulting in a provision for income taxes. For the three months ended March 31, 2026, we recorded a benefit from income taxes of $4,970 as compared to a provision for income taxes of $22,930 for the three months ended March 31, 2025, with the change period over period a result of the change in unrealized appreciation (depreciation) due to the movement in value of portfolio companies for investments that are subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Changes in Net Assets from Operations

For the three months ended March 31, 2026 as compared to the same period in 2025, net increase in net assets resulting from operations increased by $67,798, primarily resulting from a net increase in unrealized appreciation after income taxes and increases in realized gains on foreign currency forward contracts and dividend income.

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

The following table provides a breakdown of the major components of our Transactional Net Asset Value as of March 31, 2026 ($ in thousands, except shares):

Components of Transactional Net Asset Value	March 31, 2026
Investments at fair value (cost of $7,526,721)	$9,491,208
Cash and cash equivalents	1,838,943
Foreign currencies at fair value (cost of $191)	190
Other assets	65,095
Other liabilities	(34,173)
Accrued performance participation allocation	(110,834)
Accrued shareholder servicing fees and distribution fees (1)	(8,528)
Management fee payable	—
Transactional Net Asset Value	$11,241,901
Number of outstanding shares	325,768,065

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

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of March 31, 2026 ($ in thousands, except shares and per share data):

Transactional Net Asset Value Per Share	Class D Shares	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total
Transactional Net Asset Value	$274,305	$2,196,073	$23,844	$2,536,946	$389,644	$2,106,397	$3,482,628	$232,062	$1	$1	$11,241,901
Number of outstanding shares	7,921,702	62,936,476	694,206	73,875,647	11,253,236	60,460,834	102,342,611	6,283,273	40	40	325,768,065
Transactional Net Asset Value per Share as of March 31, 2026	$34.63	$34.89	$34.35	$34.34	$34.63	$34.84	$34.03	$36.93	$36.94	$36.94

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Consolidated Statements of Assets and Liabilities to our Transactional Net Asset Value:

March 31, 2026
GAAP Net Asset Value	$10,782,401
Adjustment:
Accrued shareholder servicing fees and distribution fees(1)	358,731
Deferred tax liabilities of certain taxable subsidiaries(2)	100,769
Transactional Net Asset Value	$11,241,901

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

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for portfolio companies that are valued at fair value as of March 31, 2026:

Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Weight Ascribed to Market Comparables	47.8%	0.0% - 100.0%
	Weight Ascribed to Discounted Cash Flow	48.2%	0.0% - 75.0%
	Weight Ascribed to Transaction Price/Other	4.0%	0.0% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.5x	6.5x - 28.0x
	Enterprise Value / Forward Revenues Multiple	8.2x	2.3x - 13.1x

Discounted Cash Flow	Weighted Average Cost of Capital	14.0%	6.8% - 24.1%
	Enterprise Value / EBITDA Exit Multiple	14.7x	8.0x - 23.3x

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

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by our independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our asset values as of March 31, 2026:

Input	Hypothetical Change	Portfolio Company Values
Weighted Average Cost of Capital	0.25% decrease	+0.93%
	0.25% increase	-0.89%

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

As of March 31, 2026 and December 31, 2025, the fair value of our foreign currency forward contracts was a net asset of $39,499 and $22,430, respectively. As of March 31, 2026 and December 31, 2025, we recorded unrealized appreciation on foreign currency forward contracts of $44,687 and $27,607, respectively, as an asset in the Consolidated Statements of Assets and Liabilities and unrealized depreciation on foreign currency forward contracts of $5,188 and $5,177, respectively, as a liability in the Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2026, we recorded a change in net unrealized appreciation on foreign currency forward contracts of $17,069 and a realized gain on foreign currency forward contracts of $27,107 in the Consolidated Statements of Operations.

By using derivative instruments, the Company is exposed to the counterparty’s credit risk, which is the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the Consolidated Statements of Assets and Liabilities. As appropriate, the Company minimizes counterparty credit risk through credit monitoring procedures and managing margin and collateral requirements. Any hedging transactions of the Company will be effected through one or more of its wholly-owned subsidiaries.

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
During the three months ended March 31, 2026 and 2025, we repurchased 70,410 Class R-I Shares and 10,162 Class R-I Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $33.76 and $28.90, respectively.
During the three months ended March 31, 2026 and 2025, we repurchased 322,272 Class R-U Shares and 37,255 Class R-U Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $33.03 and $28.59, respectively.

During the three months ended March 31, 2026, we repurchased 38,747 Class U Shares, pursuant to our share repurchase plan, at an average price per share of $33.34. No Class U Shares were repurchased during the three months ended March 31, 2025.

During the three months ended March 31, 2026, we repurchased 10,796 Class I Shares, pursuant to our share repurchase plan, at an average price per share of $33.83. No Class I Shares were repurchased during the three months ended March 31, 2025.

During the three months ended March 31, 2026, we repurchased 1,261 Class S Shares, pursuant to our share repurchase plan, at an average price per share of $33.34. No Class S Shares were repurchased during the three months ended March 31, 2025.

During the three months ended March 31, 2026, we repurchased 18,650 Class F Shares, pursuant to our share repurchase plan, at an average price per share of $35.58. No Class F Shares were repurchased during the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, the Company had $1,838,943 and $190 in cash and cash equivalents and foreign currencies at fair value, respectively. Our current cash and cash equivalents and foreign currencies at fair value balances are generally reflective of the cash necessary to fund normal operations, with our cash and cash equivalents consisting primarily of money market funds.

In addition, the Borrowers have entered into the Revolving Credit Agreement, under which the Borrowers have available borrowings in an aggregate principal amount of up to $1,000,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $1,500,000 in the aggregate. The obligations of the Borrowers and guarantors under the Revolving Credit Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Revolving Credit Agreement matures on December 23, 2027, unless there is an earlier termination or an acceleration following an event of default. As of March 31, 2026, the Borrowers did not have an outstanding balance under the Revolving Credit Agreement.

On December 20, 2023, certain wholly-owned subsidiaries of the Company entered into the Line of Credit (as defined in “Note 6. Related Party Transactions” to our consolidated financial statements found elsewhere in this Quarterly Report on Form 10-Q) to provide for up to a maximum aggregate principal amount of $300,000 with KKR Alternative Assets LLC, an affiliate of the Company. As of March 31, 2026, there was no outstanding balance under the Line of Credit.

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
Cash Flows

Cash used in operating activities

Net cash flow used in operating activities was $89,183 for the three months ended March 31, 2026 and is primarily the result of funding the acquisitions of portfolio companies.

Cash provided by financing activities

Net cash flow provided by financing activities was $964,111 for the three months ended March 31, 2026, which primarily reflects the proceeds from the sale of Shares pursuant to our Private Offering.
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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgements and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder servicing fees and distribution fees entail uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of March 31, 2026 and December 31, 2025, the Company has accrued $367,259 and $338,409, respectively, of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class R-U Shares, Class R-D Shares, Class D Shares, Class S Shares and Class U Shares sold.

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
Contractual Obligations
See “Note 10. Commitments and Contingencies,” to our consolidated financial statements in this Quarterly Report on Form 10-Q for any contractual obligations and commitments with payments due subsequent to March 31, 2026.

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

Changes in Fair Value

All of our portfolio companies as of March 31, 2026 are reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on portfolio companies held as of March 31, 2026, we estimate that an immediate 10% decrease in the fair value of portfolio companies generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of the portfolio companies as of March 31, 2026, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III portfolio companies would result in a decline in net increase in net assets resulting from operations of $945,250, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our portfolio companies were denominated as of March 31, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $99,002, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our fixed income investments to increase. As of March 31, 2026, we had no indebtedness.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

For a discussion of the Company’s legal proceedings, see the section entitled “Legal Proceedings” appearing in Note 10. Commitments and Contingencies to our consolidated financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A.    Risk Factors
For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, the Company repurchased Shares in the following amounts:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2026 to January 31, 2026)	—	—	—	—
Month #2 (February 1, 2026 to February 28, 2026)	460,624	$33.29	460,624	—
Month #3 (March 1, 2026 to March 31, 2026)	1,512	$34.36	1,512	—
Total	462,136		462,136	—

(1) The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R-U Shares, Class R-I Shares or Class F Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV attributable to such classes of Shares per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). See “Part I, Item 1. Business–Share Repurchases” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for more information regarding the Company’s share repurchase plan.

Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Not applicable.

Item 6.    Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Certificate of Formation, dated December 6, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on April 14, 2023)

3.2	Sixth Amended and Restated Limited Liability Company Agreement, dated as of December 4, 2024, between KKR DAV Manager LLC and the Members (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2024)

10.1	Facility Upsize and Lender Joinder Agreement, dated as of February 26, 2026, by and among K-PEC Liquidity Limited, as borrower representative, Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KKR Capital Markets LLC, an indirect subsidiary of KKR & Co. Inc. and affiliate of the Company, as joint lead arranger, and the lenders party thereto (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2026).

10.2	Facility Upsize and Lender Joinder Agreement, dated as of March 6, 2026, by and among K-PEC Liquidity Limited, as borrower representative, Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KKR Capital Markets LLC, an indirect subsidiary of KKR & Co. Inc. and affiliate of the Company, as joint lead arranger, and the lenders party thereto (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2026).

31.1	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR PRIVATE EQUITY CONGLOMERATE LLC

/s/ Elizabeth Van Aken
Date:	May 13, 2026	Elizabeth Van Aken
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)