Form 10-Q
period 2026-06-30
KKR Private Equity Conglomerate LLC
filed 2026-08-12
CIK 1957845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 11, 2026, the registrant had 9,619,354 Class D Shares, 75,883,965 Class I-Series 1 Shares, 1,421,856 Class S Shares, 87,284,396 Class U Shares, 11,157,286 Class R-D Shares, 59,644,313 Class R-I Shares, 100,226,702 Class R-U Shares, 6,161,162 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding. The number of Shares outstanding excludes August 1, 2026 subscriptions since the issuance price is not yet finalized as of the date of this filing.

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

Part I.    Financial Information
Item 1.    Financial Statements
KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(Amounts in Thousands, Except Share Data)

	June 30, 2026	December 31, 2025
Assets
Investments at fair value (cost of $8,218,910 and $7,390,946, respectively)	$10,482,237	$9,009,449
Cash and cash equivalents	1,875,739	964,012
Foreign currencies at fair value (cost of $195 and $194, respectively)	189	194
Prepaids and other assets	408	563
Dividends receivable	5,994	4,225
Unrealized appreciation on foreign currency forward contracts	31,711	27,607
Deferred financing costs, net	16,003	12,413
Total assets	12,412,281	10,018,463

Liabilities
Accrued performance participation allocation	158,297	51,704
Management fee payable	11,621	—
Accrued shareholder servicing fees and distribution fees	373,583	338,409
Directors’ fees and expenses payable	152	151
Other accrued expenses and liabilities	15,312	9,676
Deferred income taxes	100,891	103,612
Unrealized depreciation on foreign currency forward contracts	4,579	5,177
Due to Manager	18,057	14,608
Total liabilities	682,492	523,337

Commitments and contingencies (Note 10)

Net assets (Note 8)	$11,729,789	$9,495,126

Net assets are comprised of
Class D Shares, 9,083,616 and 6,818,668 shares authorized, issued and outstanding, respectively	$314,735	$223,083
Class I-Series 1 Shares, 72,706,415 and 48,059,830 shares authorized, issued and outstanding, respectively	2,588,496	1,615,392
Class S Shares, 1,049,748 and 347,135 shares authorized, issued, and outstanding, respectively	34,454	10,755
Class U Shares, 84,033,492 and 60,905,778 shares authorized, issued and outstanding, respectively	2,758,300	1,886,461
Class R-D Shares, 11,253,236 and 11,253,236 shares authorized, issued and outstanding, respectively	387,475	366,014
Class R-I Shares, 59,772,011 and 60,240,289 shares authorized, issued and outstanding, respectively	2,104,493	2,004,703
Class R-U Shares, 101,311,052 and 102,966,509 shares authorized, issued and outstanding, respectively	3,303,465	3,166,052
Class F Shares, 6,305,210 and 6,295,848 shares authorized, issued and outstanding, respectively	238,367	222,664
Class G Shares, 40 and 40 shares authorized, issued and outstanding, respectively	2	1
Class H Shares, 40 and 40 shares authorized, issued and outstanding, respectively	2	1
Net assets	$11,729,789	$9,495,126
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income
Dividend income	$20,764	$21,569	$46,339	$35,755
Total investment income	20,764	21,569	46,339	35,755

Operating expenses
Performance participation allocation	48,163	29,468	107,386	89,485
Management fee expense	32,907	17,586	61,942	31,393
Professional fees	4,042	2,657	7,742	5,145
General and administration expenses	3,969	2,371	7,526	4,334
Directors’ fees and expenses	161	152	321	308
Interest expense	4,120	1,350	7,304	2,167
Total operating expenses	93,362	53,584	192,221	132,832
Less: Management fee and expense credits	(21,286)	(18,498)	(50,958)	(32,305)
Add: Expenses recouped by Manager	—	5,112	—	8,960
Net operating expenses	72,076	40,198	141,263	109,487
Net investment loss	(51,312)	(18,629)	(94,924)	(73,732)

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on:
Investments	—	32,761	—	32,761
Foreign currency	20	2,144	(170)	3,041
Foreign currency forward contracts	40,610	(138)	67,717	(138)
Total net realized gain	40,630	34,767	67,547	35,664

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on:
Investments	327,848	113,595	730,391	447,888
Foreign currency translation	(26,772)	112,563	(85,567)	167,727
Foreign currency forward contracts	(12,366)	(73,902)	4,703	(104,869)
Foreign currency	(4)	(17)	80	7
Total net change in unrealized appreciation before income taxes	288,706	152,239	649,607	510,753
Provision for (benefit from) income taxes	2,536	(15)	(2,434)	22,915
Total net change in unrealized appreciation after income taxes	286,170	152,254	652,041	487,838
Net increase in net assets resulting from operations	$275,488	$168,392	$624,664	$449,770
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(Amounts in Thousands)

	Class D Shares	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at March 31, 2026	$267,887	$2,187,940	$22,228	$2,364,216	$378,183	$2,078,981	$3,252,134	$230,830	$1	$1	$10,782,401
Consideration from the issuance of shares	41,657	342,073	12,324	358,160	—	—	—	825	—	—	755,039
Repurchase of shares	(170)	(3,141)	—	(3,994)	—	(32,282)	(25,959)	—	—	—	(65,546)
Early repurchase fee	41	326	5	374	53	283	467	31	—	—	1,580
Transfers in	972	4,913	—	130	—	8,776	465	—	—	—	15,256
Transfers out	(1,967)	(129)	—	(3,058)	—	(465)	(9,637)	—	—	—	(15,256)
Net increase (decrease) in net assets resulting from capital activity	40,533	344,042	12,329	351,612	53	(23,688)	(34,664)	856	—	—	691,073
Net investment (loss) income	(1,390)	(11,060)	(139)	(12,693)	(1,719)	(9,230)	(15,250)	169	—	—	(51,312)
Net realized gain	1,036	8,154	91	9,424	1,375	7,447	12,283	820	—	—	40,630
Net change in unrealized appreciation	7,440	59,420	766	68,041	9,522	50,983	84,304	5,692	1	1	286,170
Net increase in net assets resulting from investment operations	7,086	56,514	718	64,772	9,178	49,200	81,337	6,681	1	1	275,488
Accrued shareholder servicing fees and distribution fees	(771)	—	(821)	(22,300)	61	—	4,658	—	—	—	(19,173)
Balance at June 30, 2026	$314,735	$2,588,496	$34,454	$2,758,300	$387,475	$2,104,493	$3,303,465	$238,367	$2	$2	$11,729,789

Balance at December 31, 2025	$223,083	$1,615,392	$10,755	$1,886,461	$366,014	$2,004,703	$3,166,052	$222,664	$1	$1	$9,495,126
Consideration from the issuance of shares	79,020	847,597	24,011	797,443	—	—	—	1,043	—	—	1,749,114
Repurchase of shares	(170)	(3,506)	(42)	(5,286)	—	(34,659)	(36,605)	(664)	—	—	(80,932)
Early repurchase fee	46	368	5	424	61	327	540	36	—	—	1,807
Transfers in	998	7,169	—	185	—	19,265	989	—	—	—	28,606
Transfers out	(1,967)	(185)	—	(5,205)	—	(989)	(20,260)	—	—	—	(28,606)
Net increase (decrease) in net assets resulting from capital activity	77,927	851,443	23,974	787,561	61	(16,056)	(55,336)	415	—	—	1,669,989
Net investment (loss) income	(2,466)	(19,474)	(226)	(22,593)	(3,312)	(17,823)	(29,529)	499	—	—	(94,924)
Net realized gain	1,666	12,848	135	15,127	2,367	12,785	21,211	1,408	—	—	67,547
Net change in unrealized appreciation	16,212	128,287	1,488	148,925	22,478	120,884	200,384	13,381	1	1	652,041

Net increase in net assets resulting from investment operations	15,412	121,661	1,397	141,459	21,533	115,846	192,066	15,288	1	1	624,664
Accrued shareholder servicing fees and distribution fees	(1,687)	—	(1,672)	(57,181)	(133)	—	683	—	—	—	(59,990)
Balance at June 30, 2026	$314,735	$2,588,496	$34,454	$2,758,300	$387,475	$2,104,493	$3,303,465	$238,367	$2	$2	$11,729,789

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED) (Continued)
(Amounts in Thousands)

	Class D Shares	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at March 31, 2025	$60,969	$222,409	$—	$352,354	$338,835	$1,820,577	$2,915,460	$58,866	$1	$1	$5,769,472
Consideration from the issuance of shares	52,345	330,328	1,863	506,556	—	(80)	—	174	—	—	891,186
Repurchase of shares	—	—	—	(103)	—	(621)	(4,550)	—	—	—	(5,274)
Early repurchase fee	3	13	—	21	11	55	93	1	—	—	197
Transfers in	—	1,333	—	—	—	7,802	—	—	—	—	9,135
Transfers out	(658)	—	—	—	(4,257)	—	(4,220)	—	—	—	(9,135)
Net increase (decrease) in net assets resulting from capital activity	51,690	331,674	1,863	506,474	(4,246)	7,156	(8,677)	175	—	—	886,109
Net investment (loss) income	(314)	(1,536)	(5)	(2,444)	(936)	(5,024)	(8,467)	97	—	—	(18,629)
Net realized gain	497	1,871	1	3,194	1,890	9,973	17,018	323	—	—	34,767
Net change in unrealized appreciation	2,540	12,444	44	19,772	7,495	40,370	68,285	1,304	—	—	152,254
Net increase in net assets resulting from investment operations	2,723	12,779	40	20,522	8,449	45,319	76,836	1,724	—	—	168,392
Accrued shareholder servicing fees and distribution fees	(1,033)	—	(128)	(34,453)	133	—	2,534	—	—	—	(32,947)
Balance at June 30, 2025	$114,349	$566,862	$1,775	$844,897	$343,171	$1,873,052	$2,986,153	$60,765	$1	$1	$6,791,026

Balance at December 31, 2024	$—	$899	$—	$3,701	$294,461	$1,501,848	$2,487,178	$55,296	$1	$1	$4,343,385
Consideration from the issuance of shares	112,434	543,968	1,863	868,229	28,645	229,075	313,765	303	—	—	2,098,282
Repurchase of shares	—	—	—	(103)	—	(915)	(5,615)	—	—	—	(6,633)
Early repurchase fee	3	14	—	23	14	74	126	2	—	—	256
Transfers in	—	1,609	—	—	—	9,626	—	—	—	—	11,235
Transfers out	(658)	—	—	—	(4,257)	—	(6,320)	—	—	—	(11,235)
Net increase in net assets resulting from capital activity	111,779	545,591	1,863	868,149	24,402	237,860	301,956	305	—	—	2,091,905
Net investment (loss) income	(695)	(2,885)	(5)	(4,759)	(4,288)	(22,594)	(38,653)	147	—	—	(73,732)
Net realized gain	500	1,879	1	3,210	1,946	10,269	17,526	333	—	—	35,664
Net change in unrealized appreciation	5,071	21,378	44	35,099	27,484	145,669	248,409	4,684	—	—	487,838

Net increase in net assets resulting from investment operations	4,876	20,372	40	33,550	25,142	133,344	227,282	5,164	—	—	449,770
Accrued shareholder servicing fees and distribution fees	(2,306)	—	(128)	(60,503)	(834)	—	(30,263)	—	—	—	(94,034)
Balance at June 30, 2025	$114,349	$566,862	$1,775	$844,897	$343,171	$1,873,052	$2,986,153	$60,765	$1	$1	$6,791,026

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net increase in net assets from operations	$624,664	$449,770
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(730,391)	(447,888)
Net change in unrealized depreciation (appreciation) on foreign currency translation	85,567	(167,727)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(4,703)	104,869
Net change in unrealized appreciation on foreign currency	(80)	(7)
Realized loss on foreign currency	134	—
Realized gain on investments	—	(32,761)
Deferred financing cost amortization	3,985	1,200
Class F Shares issued as payment of directors’ fees and expenses	250	250
Class F Shares issued as payment of performance participation allocation	793	53
Acquisition of portfolio companies	(830,802)	(1,316,913)
Proceeds from disposal of or repayments from interests in portfolio companies	2,704	64,366
Changes in operating assets and liabilities:
Change in accrued performance participation allocation	106,593	89,432
Change in management fee payable	11,621	—
Change in deferred income taxes	(2,721)	22,915
Change in prepaids and other assets	155	240
Change in due from Manager	—	(912)
Change in dividends receivable	(1,769)	(2,999)
Change in other accrued expenses and liabilities	5,721	2,119
Change in directors’ fees and expenses payable	1	—
Change in due to Manager	1,085	3,870
Net cash used in operating activities	(727,193)	(1,230,123)
Financing activities
Proceeds from issuance of shares	1,748,071	2,097,979
Payments of shareholder servicing fees and distribution fees	(22,456)	(10,726)
Repurchase of shares, net of early repurchase fee	(79,125)	(6,377)
Payment of deferred financing costs	(7,569)	(3,586)
Net cash provided by financing activities	1,638,921	2,077,290
Effect of exchange rate changes on cash and cash equivalents and foreign currencies at fair value	(6)	7
Net increase in cash and cash equivalents and foreign currencies at fair value	911,722	847,174
Cash and cash equivalents and foreign currencies at fair value, beginning of period	964,206	601,530
Cash and cash equivalents and foreign currencies at fair value, end of period	$1,875,928	$1,448,704

	Six Months Ended June 30,
	2026	2025
Supplemental Disclosure of Non-Cash Financing Activities
Change in shareholder servicing fees and distribution fees payable	$59,990	$94,034
Cash paid for interest	2,579	—

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (UNAUDITED)
(Amounts in Thousands)

Issuer	Asset	Industry	Geography(1)	Valuation Level	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Information Technology - 24.2%
Other investments in portfolio companies(2)		Information Technology	(3)	Level III	$2,219,588	19.0%
Omnissa	Equity interest held through KKR Modena Aggregator L.P.	Information Technology	Americas	Level III	608,000	5.2%
Health Care - 19.8%
Cotiviti Holdings, Inc.	Equity interest held through KKR Compass Aggregator L.P.	Health Care	Americas	Level III	781,001	6.7%
Other investments in portfolio companies(2)		Health Care	(4)	Level III	1,505,707	12.8%
Other investment in portfolio company		Health Care	Asia Pacific	Level I	22,538	0.2%
Other investment in portfolio company		Health Care	Americas	Level II	10,198	0.1%
Financials - 9.4%
Other investments in portfolio companies(2)		Financials	(5)	Level III	1,102,409	9.4%
Industrials - 16.2%
Other investments in portfolio companies(2)		Industrials	(6)	Level III	1,895,128	16.2%
Consumer Discretionary - 10.6%
Other investments in portfolio companies(2)		Consumer Discretionary	(7)	Level III	1,245,234	10.6%
N/A(8)	Equity interest held through KKR Cape Aggregator L.P.	Consumer Discretionary	Americas	N/A	5,411	—%
Communication Services - 3.5%
Other investments in portfolio companies(2)		Communication Services	(9)	Level III	406,793	3.5%
Consumer Staples - 5.3%
Other investments in portfolio companies(2)		Consumer Staples	(10)	Level III	627,500	5.3%
Materials - 0.4%
Other investments in portfolio companies(2)		Materials	(11)	Level III	52,730	0.4%
Total Portfolio Companies (cost of $8,218,910)					$10,482,237	89.4%

Derivative Instruments
Derivative Assets
Foreign Currency Forward Contracts		N/A	N/A	Level II	31,711	0.3%
Total Derivative Assets					$31,711	0.3%
Derivative Liabilities
Foreign Currency Forward Contracts		N/A	N/A	Level II	(4,579)	(0.1)%
Total Derivative Liabilities					$(4,579)	(0.1)%
Total Derivative Instruments					$27,132	0.2%

Investments in Money Market Funds
Federated Government Obligations Fund	N/A	N/A	Level I	$627,888	5.4%
Goldman Sachs Financial Square Government Fund	N/A	N/A	Level I	$625,069	5.3%
Morgan Stanley Institutional Liquidity Funds Government Portfolio	N/A	N/A	Level I	$622,299	5.3%
Total Investments in Money Market Funds (cost of $1,875,256)				$1,875,256	16.0%

Total Investments and Cash Equivalents (cost of $10,094,166)				$12,384,625	105.6%

(1) The estimated fair value of our portfolio companies in the Americas, EMEA and Asia Pacific as a percentage of net assets was approximately 47.2%, 33.6% and 8.6%, respectively, as of June 30, 2026. The cost basis of portfolio companies in Americas, EMEA and Asia Pacific were $4,106,599, $3,249,417 and $862,894, respectively. The fair value of portfolio companies in Americas, EMEA and Asia Pacific were $5,538,027, $3,936,804 and $1,007,406, respectively.
(2) There were no single investments included in this category that exceeded 5% of net assets.
(3) 38.7% of fair value shown is domiciled in Americas, 45.6% in EMEA and 15.7% in Asia Pacific.
(4) 53.5% of fair value shown is domiciled in EMEA, 36.1% in Americas and 10.4% in Asia Pacific.
(5) 58.3% of fair value shown is domiciled in Americas, 39.9% in EMEA and 1.8% in Asia Pacific.
(6) 62.5% of fair value shown is domiciled in Americas, 34.6% in EMEA and 2.9% in Asia Pacific.
(7) 68.2% of fair value shown is domiciled in Americas, 16.6% in EMEA and 15.2% in Asia Pacific.
(8) As of June 30, 2026, the Company had funded cash into KKR Cape Aggregator L.P. in connection with the anticipated acquisition of an indirect interest in Teaching Strategies LLC. This investment is measured at fair value using the net asset value practical expedient under Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure (“ASC 820”).
(9) 96.2% of fair value shown is domiciled in EMEA and 3.8% in Americas.
(10) 68.1% of fair value shown is domiciled in EMEA and 31.9% in Asia Pacific.
(11) 72.1% of fair value shown is domiciled in Americas and 27.9% in Asia Pacific.

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
(8) As of December 31, 2025, the Company had funded cash into KKR Cape Aggregator L.P. in connection with the anticipated acquisition of an indirect interest in Teaching Strategies LLC. This investment is measured at fair value using the net asset value practical expedient under ASC 820.
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

K-PEC conducts a continuous private offering of our Shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act of 1933) in reliance on exemptions from the registration requirements of the Securities Act, (the “Private Offering”), including under Regulation D and Regulation S. We currently offer four classes of investor shares: Class S Shares, Class D Shares, Class U Shares and Class I Shares, including, without limitation, Class I-Series 1 Shares, Class I-Series 2 Shares, Class I-Series 3 Shares and Class I-Series 4 Shares. Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, with the Class S Shares, Class D Shares, Class U Shares and Class I Shares, the “Investor Shares” and, together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) were no longer available for purchase as of January 2, 2025. On July 2, 2026, (i) existing Class I Shares were redesignated as Class I-Series 1 Shares and (ii) Class I-Series 2 Shares, Class I-Series 3 Shares and Class I-Series 4 Shares were newly designated. We may offer additional classes and/or series of classes of Investor Shares in the future. Except as described herein, the Class I-Series 2 Shares, Class I-Series 3 Shares and Class I-Series 4 Shares have substantially similar rights and terms as the existing Class I Shares, now redesignated as Class I-Series 1 Shares. The Class I-Series 2 Shares, Class I-Series 3 Shares and Class I-Series 4 Shares will each be subject to a higher minimum initial investment and subject to certain additional restrictions, including a minimum holding period, the Company’s existing quarterly repurchase limitations and certain additional repurchase limitations.
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

Holders of Class E Shares, Class F Shares, Class G Shares and Class H Shares (collectively, the “KKR Shares”) have equal rights and privileges with each other and, except for the Class G Shares, no class of shares will have any rights, powers or preferences with respect to determining the number of directors constituting the entire Board of Directors (the “Board”) or the appointment, election, or removal of any directors or officers of the Company. Kohlberg Kravis Roberts & Co. L.P. (together with its subsidiaries, “KKR”), through its ownership of all of the Company’s outstanding Class G Shares, hold, directly and indirectly, all of the voting power of the Company. The KKR Shares are not subject to the Management Fee (defined herein) or the Performance Participation Allocation (defined herein), and are not subject to any servicing or distribution fees.

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

For a detailed discussion about K-PEC’s significant accounting policies, see Note 2 to the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the six months ended June 30, 2026, there were no significant updates to K-PEC’s significant accounting policies.

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

3.Investments

Summarized Portfolio Company Financial Information

The following table presents summarized financial information, in the aggregate, for the portfolio companies in which the Company has an indirect equity interest. Amounts provided do not represent the Company’s proportionate share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$15,655,179	$10,882,611	$32,108,233	$23,908,462
Expenses	16,641,454	11,522,771	34,255,252	24,942,204
Loss before taxes	(986,275)	(640,160)	(2,147,019)	(1,033,742)
Income tax expense (benefit)	219,274	(25,951)	142,576	143,034
Consolidated net loss	(1,205,549)	(614,209)	(2,289,595)	(1,176,776)
Net income attributable to non-controlling interests	(44,575)	(36,597)	(74,507)	(64,504)
Net loss	$(1,250,124)	$(650,806)	$(2,364,102)	$(1,241,280)

The net loss above represents the aggregated net loss attributable to the controlling interests in each of the Company’s portfolio companies and does not represent the Company’s proportionate share of loss. Summarized financial totals presented are the best available as of the date of this filing and information may not be for the same reporting period as this filing.

4.Fair Value Measurements - Investments
The following tables present fair value measurements of investments, by major class, according to the fair value hierarchy:

	June 30, 2026
Investments	Level I	Level II	Level III	Investments Measured at Net Asset Value(1)	Fair Value
Portfolio companies	$22,538	$10,198	$10,444,090	$5,411	$10,482,237
Unrealized appreciation on foreign currency forward contracts	—	31,711	—	—	31,711
Unrealized depreciation on foreign currency forward contracts	—	(4,579)	—	—	(4,579)
Investments in Money Market Funds	1,875,256	—	—	—	1,875,256
Total	$1,897,794	$37,330	$10,444,090	$5,411	$12,384,625

(1) Certain investments that are measured at fair value using the net asset value practical expedient under ASC 820 have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

During the six months ended June 30, 2026, the Company transferred $4,525 out of Level III category of measurement into Level II due to changes in the observability of the inputs used in the fair value measurements at period end.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the six months ended June 30, 2026:

Six Months Ended June 30, 2026
Investments	Balance as of December 31, 2025	Purchases	Sales and Proceeds from Investments	Transfers out of Level III	Change in Gain (Loss) included in Net Assets	Net change in unrealized appreciation on investments	Net change in unrealized appreciation on foreign currency translation	Balance as of June 30, 2026
Portfolio companies	$8,980,760	$829,513	$(2,704)	$(4,525)	$(134)	$725,643	$(84,463)	$10,444,090

The total change in unrealized appreciation (depreciation) included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the six months ended June 30, 2026 attributable to Level III investments and foreign currency translation still held at June 30, 2026 was $725,643 and $(84,463), respectively.

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

The following tables present the quantitative information about Level III fair value measurements of the Company’s portfolio companies as of June 30, 2026:

Level III Assets	Fair Value June 30, 2026	Valuation Methodology and Inputs	Unobservable Input(s)(1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$10,444,090	Inputs to market comparables, discounted cash flow and transaction price/other	Weight Ascribed to Market Comparables	44.7%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	45.0%	0.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	10.3%	0.0% - 100.0%	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.1x	5.5x - 25.5x	Increase
			Enterprise Value / Forward Revenues Multiple	8.2x	2.3x - 11.9x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	14.1%	6.8% - 23.5%	Decrease
			Enterprise Value / EBITDA Exit Multiple	14.6x	8.0x - 23.3x	Increase

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

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount, which is presented in local currency, represents the absolute value amount of the foreign exchange contracts in thousands:

	June 30, 2026
	Assets				Liabilities
	Notional			Fair Value	Notional			Fair Value
Derivative Instruments
Foreign currency contracts (AUD)	A$	92,900		$13	A$	185,800		$(831)
Foreign currency contracts (CNH)		¥35,000		18		¥2,303,200		(1,226)
Foreign currency contracts (EUR)		€1,183,623		15,955		€2,367,245		(214)
Foreign currency contracts (GBP)		£20,000		28		£35,200		(162)
Foreign currency contracts (INR)	Rs	7,466,500		87	Rs	17,813,000		(2,008)
Foreign currency contracts (JPY)		¥113,217,200		10,185		¥56,608,600		(89)
Foreign currency contracts (KRW)	₩	9,476,000		48	₩	4,738,000		(2)
Foreign currency contracts (MYR)	MYR	54,000		200	MYR	27,000		(10)
Foreign currency contracts (NOK)	1,462,000		kr	1,957	731,000		kr	(11)
Foreign currency contracts (SEK)	1,481,100		kr	3,115	2,962,200		kr	(25)
Foreign currency contracts (SGD)	21,118		S$	105	15,535		S$	(1)
				$31,711				$(4,579)
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

For the three months ended June 30, 2026 and 2025, the Manager earned $32,907 and $17,586 in gross Management Fees, respectively, and the Company offset Management Fees and certain other expenses of $21,286 and $18,498, respectively, and for the six months ended June 30, 2026 and 2025, the Manager earned $61,942 and $31,393 in gross Management Fees, respectively, and the Company offset Management Fees and certain other expenses of $50,958 and $32,305, respectively.

As of June 30, 2026, the Company owed a net Management Fee to the Manager of $11,621. No such net Management Fee was owed to the Manager as of December 31, 2025. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

As of December 31, 2025, there were unapplied credits of $27,148 to be carried forward that relate to Other Fees earned. There were no unapplied credits available to be carried forward that relate to Other Fees earned as of June 30, 2026.

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

For the three months ended June 30, 2026 and 2025, the Company recognized a Performance Participation Allocation of $48,163 and $29,468, respectively, and for the six months ended June 30, 2026 and 2025, the Company recognized a Performance Participation Allocation of $107,386 and $89,485, respectively. As of June 30, 2026 and December 31, 2025, a Performance Participation Allocation accrual of $158,297 and $51,704, respectively, was recorded in the Consolidated Statements of Assets and Liabilities.

During the three months ended June 30, 2026 and 2025, the Company issued 18,553 Class F Shares and 1,518 Class F Shares, respectively, to the Class H Member totaling $700 and $49, respectively, in satisfaction of the Performance Participation Allocation resulting from repurchases of Investor Shares. During the six months ended June 30, 2026 and 2025, the Company issued 21,114 Class F Shares and 1,647 Class F Shares, respectively, to the Class H Member totaling $793 and $53, respectively, in satisfaction of the Performance Participation Allocation resulting from repurchases of Investor Shares.

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

Other Transactions with Dealer Manager

During the three and six months ended June 30, 2026, the Company remitted $1,125 and $2,375, to the Dealer Manager for arranger fees related to the Revolving Credit Agreement (as defined in Note 7. Credit Facility). During both the three and six months ended June 30, 2025, the Company remitted $750 to the Dealer Manager for arranger fees related to the Revolving Credit Agreement. Additionally, during both the three and six months ended June 30, 2025, the Company remitted $2,492 to the Dealer Manager for its services in sourcing, organizing, and executing a tender offer for the acquisition of certain stakes in a portfolio company.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. As of June 30, 2026 and December 31, 2025, the Company has accrued $373,583 and $338,409, respectively, of Servicing Fees and Distribution Fees payable to the Dealer Manager related to Class R-U Shares, Class R-D Shares, Class D Shares, Class S Shares and Class U Shares sold.
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

During the three and six months ended June 30, 2025, the Manager recouped expenses of $5,112 and $8,960, respectively, incurred by the Company, pursuant to the Expense Limitation Agreement. All amounts subject to recoupment by the Manager pursuant to the Expense Limitation Agreement were recouped as of September 30, 2025, therefore, no such expenses were recouped during the three and six months ended June 30, 2026.

As of June 30, 2026 and December 31, 2025, the Company recorded $18,057 and $14,608, respectively, as Due to Manager related to amounts paid by the Manager on behalf of the Company.

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

Acquisition of Interests in Portfolio Companies with Related Parties

During the six months ended June 30, 2026, the Company purchased an interest in a portfolio company from an affiliated KKR-sponsored investment vehicle alongside the relevant flagship private equity vehicle as part of a sale and purchase between successive fund vintages for $348,654.

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

Each loan under the Line of Credit will (i) be subject to an interest rate per annum as set forth in the applicable loan request up to the then-current rate offered by a third party lender or, if no such rate is available, up to Secured Overnight Financing Rate (“SOFR”) applicable to such loan plus 3.50% and (ii) in the event that the interest rate is zero percent such loan will have a maximum maturity of 364 days following the borrowing of such loan (unless otherwise consented to by the Lender in its sole discretion). The Line of Credit was initially set to expire on December 20, 2024, subject to six-month extension options requiring the Line of Credit Lender’s approval. On May 4, 2026, the Line of Credit Lender agreed to extend the Line of Credit an additional six months through December 18, 2026, subject to additional six-month extension options requiring the Line of Credit Lender’s approval. Each advance under the Line of Credit is repayable on the earlier of the (i) 180th day following the earlier of (x) the Line of Credit Lender’s demand and (y) the expiration of the line of credit and (ii) if specified, the scheduled date of repayment for each such loan as set forth in the relevant loan request (the “Scheduled Repayment Date”), which date shall in no case be later than 364 days following the borrowing of such loan (unless the Line of Credit Lender, in its sole discretion, consents to a Scheduled Repayment Date that is later than 364 days following the borrowing of such loan). To the extent the Company has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, the Company is obligated to apply excess available cash proceeds to the repayment of such loans and other obligations; provided that the Line of Credit Borrowers will be permitted to (w) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan or any excess tender offer on the terms described in the Company’s PPM, (x) use funds to close any acquisition of a portfolio company which the Company committed to prior to receiving a demand notice, (y) make elective distributions of an amount not to exceed amounts paid in the immediately preceding fiscal quarter and (z) pay any taxes when due. The Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary breakage costs subject to the Line of Credit Lender’s discretion. Each Line of Credit Borrower may withdraw from the Line of Credit at the time all such obligations held by such Line of Credit Borrower to the Line of Credit Lender under the Line of Credit have been repaid to the Line of Credit Lender in full. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the Line of Credit Lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

The Line of Credit Lender and its assignees shall not have any recourse to any entities with interests in the Line of Credit Borrowers such as a general partner or investor, including the Company, or any of their respective assets for any indebtedness or other monetary obligation incurred under the Line of Credit.

No balance was outstanding on the Line of Credit as of both June 30, 2026 and December 31, 2025.

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

Under the Revolving Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate principal amount of up to $1,225,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $1,500,000 in the aggregate. The obligations of the Borrowers and guarantors under the Revolving Credit Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Revolving

Credit Agreement matures on December 23, 2027, unless there is an earlier termination or an acceleration following an event of default.

During the six months ended June 30, 2026, the Borrowers entered into lender joinder agreements to the Revolving Credit Agreement, pursuant to which the credit available to the Borrowers was increased from aggregate principal amount of $750,000 to an aggregate principal amount of $1,225,000.

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

As of June 30, 2026, the Company incurred $23,319 of costs associated with entry into the Revolving Credit Agreement. These costs have been capitalized within Deferred financing costs, net on the Consolidated Statement of Assets and Liabilities. As of June 30, 2026 and December 31, 2025, total remaining unamortized deferred financing costs for the Revolving Credit Agreement was $16,003 and $12,413, respectively.

As of both June 30, 2026 and December 31, 2025, the Borrowers did not have an outstanding balance under the Revolving Credit Agreement. During the three months ended June 30, 2026 and 2025, the Company incurred interest expense of $4,116 and $1,350, respectively, and during the six months ended June 30, 2026 and 2025, incurred interest expense of $7,297 and $2,167, respectively, comprised of unused fees and amortization of deferred financing costs.

8. Net Assets

The following table is a summary of share activity during the three months ended June 30, 2026 and Shares outstanding as of that date:

	Shares Outstanding as of March 31, 2026	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of June 30, 2026
Class D Shares	7,921,702	1,195,736	(4,904)	27,594	(56,512)	9,083,616
Class I-Series 1 Shares	62,936,476	9,723,841	(90,017)	139,900	(3,785)	72,706,415
Class S Shares	694,206	355,542	—	—	—	1,049,748
Class U Shares	73,875,647	10,358,485	(116,316)	3,843	(88,167)	84,033,492
Class R-D Shares	11,253,236	—	—	—	—	11,253,236
Class R-I Shares	60,460,834	—	(926,611)	251,193	(13,405)	59,772,011
Class R-U Shares	102,342,611	—	(762,853)	13,721	(282,427)	101,311,052
Class F Shares	6,283,273	21,937	—	—	—	6,305,210
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	325,768,065	21,655,541	(1,900,701)	436,251	(444,296)	345,514,860

The following table is a summary of share activity during the six months ended June 30, 2026 and Shares outstanding as of that date:

	Shares Outstanding as of December 31, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of June 30, 2026
Class D Shares	6,818,668	2,298,004	(4,904)	28,360	(56,512)	9,083,616
Class I-Series 1 Shares	48,059,830	24,546,851	(100,813)	205,951	(5,404)	72,706,415
Class S Shares	347,135	703,874	(1,261)	—	—	1,049,748
Class U Shares	60,905,778	23,429,287	(155,063)	5,486	(151,996)	84,033,492
Class R-D Shares	11,253,236	—	—	—	—	11,253,236
Class R-I Shares	60,240,289	—	(997,021)	557,892	(29,149)	59,772,011
Class R-U Shares	102,966,509	—	(1,085,125)	29,792	(600,124)	101,311,052
Class F Shares	6,295,848	28,012	(18,650)	—	—	6,305,210
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	296,887,373	51,006,028	(2,362,837)	827,481	(843,185)	345,514,860

The following table is a summary of share activity during the three months ended June 30, 2025 and Shares outstanding as of that date:

	Shares Outstanding as of March 31, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of June 30, 2025
Class D Shares	2,045,529	1,713,360	—	—	(21,590)	3,737,299
Class I-Series 1 Shares	7,274,057	10,744,179	—	43,483	—	18,061,719
Class S Shares	—	61,075	—	—	—	61,075
Class U Shares	12,465,041	16,612,929	(3,398)	—	—	29,074,572
Class R-D Shares	11,413,524	—	—	—	(139,772)	11,273,752
Class R-I Shares	59,949,474	(2,785)	(20,283)	254,672	—	60,181,078
Class R-U Shares	103,927,015	—	(150,877)	—	(139,668)	103,636,470
Class F Shares	1,870,320	5,457	—	—	—	1,875,777
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	198,945,040	29,134,215	(174,558)	298,155	(301,030)	227,901,822

The following table is a summary of share activity during the six months ended June 30, 2025 and Shares outstanding as of that date:

	Shares Outstanding as of December 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of June 30, 2025
Class D Shares	—	3,758,889	—	—	(21,590)	3,737,299
Class I-Series 1 Shares	31,054	17,977,636	—	53,029	—	18,061,719
Class S Shares	—	61,075	—	—	—	61,075
Class U Shares	137,406	28,940,564	(3,398)	—	—	29,074,572
Class R-D Shares	10,419,393	994,131	—	—	(139,772)	11,273,752
Class R-I Shares	51,968,235	7,926,675	(30,445)	316,613	—	60,181,078
Class R-U Shares	93,038,669	10,998,095	(188,132)	—	(212,162)	103,636,470
Class F Shares	1,865,972	9,805	—	—	—	1,875,777
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	157,460,809	70,666,870	(221,975)	369,642	(373,524)	227,901,822

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

As of June 30, 2026 and December 31, 2025, the Company has not issued any Shares under the DRIP.

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

Transactional Net Asset Value Per Share	Class D Shares	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Transactional Net Asset Value per Share as of June 30, 2026	$35.43	$35.72	$35.09	$35.08	$35.43	$35.67	$34.77	$38.01	$38.01	$38.01

During both the three and six months ended June 30, 2026, we repurchased 4,904 Class D Shares pursuant to our share repurchase plan, at an average price per share of $34.63. No Class D Shares were repurchased during the six months ended June 30, 2025.

During the three and six months ended June 30, 2026, we repurchased 90,017 and 100,813 Class I-Series 1 Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $34.89 and $34.78, respectively. No Class I-Series 1 Shares were repurchased during the six months ended June 30, 2025.

During the six months ended June 30, 2026, we repurchased 1,261 Class S Shares pursuant to our share repurchase plan, at an average price per share of $33.34. No Class S Shares were repurchased during the six months ended June 30, 2025.

During the three and six months ended June 30, 2026, we repurchased 116,316 and 155,063 Class U Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $34.34 and $34.09, respectively. During both the three and six months ended June 30, 2025, we repurchased 3,398 Class U Shares, pursuant to our share repurchase plan, at an average price per share of $30.44.

During the three months ended June 30, 2026 and 2025, we repurchased 926,611 and 20,283 Class R-I Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $34.84 and $30.62, respectively. During the six months ended June 30, 2026 and 2025, we repurchased 997,021 and 30,445 Class R-I Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $34.76 and $30.04, respectively.

During the three months ended June 30, 2026 and 2025, we repurchased 762,853 and 150,877 Class R-U Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $34.03 and $30.16, respectively. During the six months ended June 30, 2026 and 2025, we repurchased 1,085,125 and 188,132 Class R-U Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $33.73 and $29.85, respectively.

During the six months ended June 30, 2026, we repurchased 18,650 Class F Shares pursuant to our share repurchase plan, at an average price per share of $35.58. No Class F Shares were repurchased during the six months ended June 30, 2025.

9. Distributions
The Company did not declare or pay any distributions during the three and six months ended June 30, 2026 and 2025.

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

Funding Commitments and Others

The Company had $136,133 and $154,215 of unfunded commitments in portfolio companies as of June 30, 2026 and December 31, 2025, respectively.
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

11. Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the six months ended June 30, 2026:

	Class D Shares	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares(1)
Net asset value per share at beginning of period (January 1, 2026)	$32.72	$33.61	$30.98	$30.97	$32.53	$33.28	$30.75	$35.37	$35.09	$35.09
Consideration from the issuance of shares	0.23	0.07	2.28	0.73	—	—	—	—	—	—
Repurchase of shares	—	—	(0.01)	—	—	(0.01)	(0.03)	—	—	—
Early repurchase fee	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Transfers in	—	—	—	—	—	—	—	—	—	—
Transfers out	(0.01)	—	—	—	—	—	(0.02)	—	—	—
Net increase (decrease) in net assets resulting from capital activity	0.23	0.08	2.28	0.74	0.01	—	(0.04)	0.01	0.01	0.01
Net investment (loss) income(2)	(0.30)	(0.31)	(0.30)	(0.30)	(0.29)	(0.30)	(0.29)	0.08	0.08	0.08
Net realized gain (loss) and change in unrealized appreciation (depreciation)(3)	2.21	2.22	2.10	2.17	2.19	2.23	2.18	2.34	2.35	2.35
Net increase in net assets resulting from operations	1.91	1.91	1.80	1.87	1.90	1.93	1.89	2.42	2.43	2.43
Accrued shareholder servicing fees and distribution fees(2)	(0.21)	—	(2.24)	(0.76)	(0.01)	—	0.01	—	—	—
Net asset value per share at the end of period (June 30, 2026)	$34.65	$35.60	$32.82	$32.82	$34.43	$35.21	$32.61	$37.80	$37.53	$37.53
Weighted average shares outstanding at end of period (June 30, 2026)	8,125,001	63,479,348	747,505	75,025,222	11,253,236	60,176,362	102,117,201	6,290,412	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value(4):
Operating expenses(5)(6)	0.33%	0.32%	0.34%	0.34%	0.30%	0.29%	0.31%	0.20%	0.20%	0.20%
Performance Participation Allocation(5)	0.99%	0.97%	1.02%	1.04%	1.01%	0.99%	1.05%	—%	—%	—%
Total operating expenses(5)(7)	1.32%	1.29%	1.36%	1.38%	1.31%	1.28%	1.36%	0.20%	0.20%	0.20%
Net investment (loss) income(5)	(0.90)%	(0.88)%	(0.94)%	(0.94)%	(0.88)%	(0.86)%	(0.91)%	0.22%	0.22%	0.22%
Total GAAP return attributed to Shares based on net asset value(9)	5.90%	5.92%	5.94%	5.97%	5.84%	5.80%	6.05%	6.87%	6.95%	6.95%

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the six months ended June 30, 2025:

	Class D Shares	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares(1)
Net asset value per share at beginning of period (January 1, 2025)	$—	$28.94	$—	$26.93	$28.26	$28.90	$26.73	$29.63	$29.64	$29.64
Consideration from the issuance of shares, net	29.91	0.21	33.18	4.61	0.05	—	0.19	—	—	—
Repurchase of shares	—	—	—	—	—	—	—	—	—	—
Early repurchase fee	—	—	—	—	—	—	—	—	—	—
Transfers in	—	—	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	(0.01)	—	—	—	—	—
Net increase in net assets resulting from capital activity	29.91	0.21	33.18	4.61	0.04	—	0.19	—	—	—
Net investment (loss) income(2)	(0.26)	(0.32)	(0.16)	(0.32)	(0.38)	(0.38)	(0.37)	0.08	0.08	0.08
Net realized gain (loss) and change in unrealized appreciation (depreciation)(3)	1.83	2.55	(0.03)	1.89	2.59	2.60	2.55	2.68	2.68	2.68
Net increase (decrease) in net assets resulting from operations	1.57	2.23	(0.19)	1.57	2.21	2.22	2.18	2.76	2.76	2.76
Accrued shareholder servicing fees and distribution fees(2)	(0.88)	—	(3.92)	(4.05)	(0.07)	—	(0.29)	—	—	—
Net asset value per share at the end of period (June 30, 2025)	$30.60	$31.38	$29.07	$29.06	$30.44	$31.12	$28.81	$32.39	$32.40	$32.40
Weighted average shares outstanding at end of period (June 30, 2025)	2,627,071	8,943,748	32,584	14,951,986	11,366,419	60,004,008	103,855,015	1,872,515	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value(4):
Operating expenses before expenses recouped by Manager(5)(6)	0.15%	0.17%	0.08%	0.18%	0.19%	0.18%	0.20%	0.18%	0.18%	0.18%
Operating expenses recouped by Manager(5)(6)	0.13%	0.15%	0.09%	0.16%	0.15%	0.15%	0.16%	0.15%	0.15%	0.15%

Operating expenses after expenses recouped by Manager(5)(6)	0.28%	0.32%	0.17%	0.34%	0.34%	0.33%	0.36%	0.33%	0.33%	0.33%
Performance Participation Allocation(5)	1.14%	1.35%	0.75%	1.43%	1.54%	1.51%	1.61%	—%	—%	—%
Total operating expenses(5)(7)(8)	1.42%	1.67%	0.92%	1.77%	1.88%	1.84%	1.97%	0.33%	0.33%	0.33%
Net investment (loss) income(5)	(0.88)%	(1.05)%	(0.57)%	(1.11)%	(1.29)%	(1.26)%	(1.34)%	0.25%	0.25%	0.25%
Total GAAP return attributed to Shares based on net asset value(9)	4.66%	8.43%	(4.49)%	7.91%	7.71%	7.68%	7.78%	9.31%	9.31%	9.31%

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
(9) The total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of Total Return as calculated for purposes of the Performance Participation Allocation as described in Note 6. Related Party Transactions. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Shares. The Company did not declare or pay any distributions during the six months ended June 30, 2026 and 2025.

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

For the three months ended June 30, 2026 and 2025, the effective tax rates were 0.9% and 0.0%, respectively, and for the six months ended June 30, 2026 and 2025, the effective tax rates were (0.4)% and 4.8%, respectively. For both the three and six months ended June 30, 2026 and 2025, the primary items giving rise to the difference between the 0.0% federal statutory rate applicable to partnerships and the effective tax rate is due to U.S. federal, state and local taxes on income from the Company’s subsidiaries that are treated as corporations for U.S. federal, state or local purposes.

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

14. Subsequent Events
Unregistered Sales of Equity Securities

On July 1, 2026, the Company sold the following Investor Shares of the Company (with the final number of shares determined on July 21, 2026) to third-party investors for cash:

Class	Number of Shares Sold	Net Consideration
Class D Shares	535,738	$18,979
Class I-Series 1 Shares	3,282,091	117,239
Class S Shares	372,877	13,083
Class U Shares	3,399,451	119,255
		$268,556

Share Repurchases

On August 5, 2026, we repurchased 163,554, 769, 108,706, 95,950, 390,882, 794,326, and 147,337 shares of Class I-Series 1 Shares, Class S Shares, Class U Shares, Class R-D Shares, Class R-I Shares, Class R-U Shares, and Class F Shares, respectively, pursuant to our share repurchase plan, at a price per share of $35.72, $35.09, $35.08, $35.43, $35.67, $34.77, and $38.01, respectively.

Seventh Amended and Restated Limited Liability Company Agreement

On July 2, 2026, the Company entered into the Seventh Amended and Restated Limited Liability Company Agreement (the “Seventh A&R LLCA”), which amended and restated the Company’s Sixth Amended and Restated Limited Liability Company Agreement, dated as of December 4, 2024.

The amendment and restatement effects certain changes, including, among other things, to clarify that the Company is authorized to issue different series of Classes of Shares, to redesignate the outstanding Class I Shares to Class I-Series 1 Shares and to designate three additional series within such Class I Shares, having the terms set forth in the Company’s Seventh A&R LLCA.

Second Amended and Restated Management Agreement

On July 2, 2026, the Company entered into the second amended and restated management agreement with the Manager. The amendment and restatement effects certain changes, including, among other things, the redesignation of Class I Shares as Class I-Series 1 Shares and designation of the Class I-Series 2 Shares, Class I-Series 3 Shares and Class I-Series 4 Shares (together, the “Class I Series”). As amended, the Class I-Series 2 Shares, Class I-Series 3 Shares and Class I-Series 4 Shares will be subject to management fees that differ from the management fee applicable to the existing Class I Shares.

Amended and Restated Dealer-Manager Agreement

On July 2, 2026, the Company entered into an amended and restated dealer-manager agreement with the Dealer-Manager to account for, among other things, the redesignation and designation of the Class I Series.

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
We conduct a continuous private offering of our Shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of Shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act, (the “Private Offering”), including under Regulation D and Regulation S. We currently offer four classes of investor shares: Class S Shares, Class D Shares, Class U Shares and Class I Shares, including, without limitation, Class I-Series 1 Shares, Class I-Series 2 Shares, Class I-Series 3 Shares and Class I-Series 4 Shares. Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, with the Class S Shares, Class D Shares, Class U Shares and Class I Shares, the “Investor Shares” and, together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) were no longer available for purchase as of January 2, 2025. On July 2, 2026, (i) existing Class I Shares were redesignated as Class I-Series 1 Shares and (ii) Class I-Series 2 Shares, Class I-Series 3 Shares and Class I-Series 4 Shares were newly designated. We may offer additional classes and/or series of classes of Investor Shares in the future.

Recent Developments

Portfolio Company Activity

During the three months ended June 30, 2026, the Company acquired indirect interests in the following new portfolio companies:

Portfolio Company	Description
Nothing Bundt Cakes	Nothing Bundt Cakes is a specialty bakery chain offering premium cakes, primarily purchased for celebrations and group occasions and is based in Dallas, Texas.
Flow Control Group	Flow Control Group is a leading distributor of flow control and industrial automation products serving critical industries and end markets like water & wastewater, life sciences, aerospace & defense, and many others and is based in Charlotte, North Carolina.

In addition, during the same period, the Company acquired additional indirect interests in Blue Sprig Pediatrics, Inc., HealthCare Global Enterprises Ltd., CoolIT Systems Inc and Ascend Asia Financial Services Group Pte. Ltd as part of add-on transactions.

The charts below present the diversification of our portfolio companies by strategy, sector and geography as of June 30, 2026, based upon the fair value of the portfolio companies, inclusive of transactions which were consummated by the date of this report but funded by the Company on or before June 30, 2026, if any (percentages in the graphs may not foot due to rounding). The diversification charts for sector and geography exclude our Liquidity Portfolio.

STRATEGY	SECTOR

GEOGRAPHY

The chart below presents the Company’s ten largest investments, based upon estimated fair value, as of June 30, 2026, based upon the fair value of the portfolio companies, inclusive of transactions which were consummated by the date of this report but funded by the Company on or before June 30, 2026, if any:

Portfolio Company	Sector	Country
Cotiviti, Inc.	Health Care	United States
Omnissa, LLC (f/k/a VMware End User Computing)	Information Technology	United States
Spectris plc	Industrials	United Kingdom
Exact Software Nederland BV	Information Technology	Netherlands
Wella Corp.	Consumer Staples	Switzerland
Söderberg & Partners Asset Management SA	Financials	Sweden
Flow Control Group	Industrials	United States
Nothing Bundt Cakes	Consumer Discretionary	United States
Fuji Soft Inc.	Information Technology	Japan
Biotage Sweden AB	Health Care	Sweden

During July 2026, the Company closed on the sale of its investment in CoolIT Systems, Inc.

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

Revolving Credit Agreement

During the three months ended June 30, 2026, the Borrowers entered into lender joinder agreements to the Revolving Credit Agreement, pursuant to which the credit available to the Borrowers was increased from aggregate principal amount of $1,000,000 to an aggregate principal amount of $1,225,000.

The Revolving Credit Agreement continues to include an uncommitted accordion feature that allows the Borrowers to increase the commitment to up to $1,500,000 in the aggregate.

During the three months ended June 30, 2026, the Company remitted $1,125 to the Dealer Manager, an affiliate of the Company, for arranger fees related to the Revolving Credit Agreement.

Except as described above, the material terms of the Revolving Credit Agreement remain unchanged by the Joinders.

Operating Results Highlights

During the three and six months ended June 30, 2026, we raised aggregate subscription proceeds of $754,214 and $1,748,071, respectively, related to Investor Shares. These subscription proceeds were used, in part, to acquire our interests in new portfolio companies as well as add-on transactions in existing portfolio companies totaling $692,189 and $830,802, respectively, during the three and six months ended June 30, 2026, respectively.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns(1)	Class D Shares	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares
Share class inception date	February 1, 2025	September 1, 2023	April 1, 2025	June 1, 2024	February 1, 2024	August 1, 2023	August 1, 2023
Three months ended June 30, 2026	2.31%	2.37%	2.15%	2.16%	2.33%	2.40%	2.18%
Six months ended June 30, 2026	5.54%	5.67%	5.23%	5.23%	5.56%	5.70%	5.25%
Inception to date annualized June 30, 2026	14.66%	12.72%	12.08%	13.73%	13.70%	12.97%	11.98%
(1) “Inception to date annualized” for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company did not declare or pay any distributions from inception through June 30, 2026.

Results of Operations

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire portfolio companies with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

The following table presents our comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Investment income
Dividend income	$20,764	$21,569	$(805)	$46,339	$35,755	$10,584
Total investment income	20,764	21,569	(805)	46,339	35,755	10,584

Operating expenses
Performance participation allocation	48,163	29,468	18,695	107,386	89,485	17,901
Management fee expense	32,907	17,586	15,321	61,942	31,393	30,549
Professional fees	4,042	2,657	1,385	7,742	5,145	2,597
General and administration expenses	3,969	2,371	1,598	7,526	4,334	3,192
Directors’ fees and expenses	161	152	9	321	308	13
Interest expense	4,120	1,350	2,770	7,304	2,167	5,137
Total operating expenses	93,362	53,584	39,778	192,221	132,832	59,389
Less: Management fee and expense credits	(21,286)	(18,498)	(2,788)	(50,958)	(32,305)	(18,653)
Add: Expenses recouped by Manager	—	5,112	(5,112)	—	8,960	(8,960)
Net operating expenses	72,076	40,198	31,878	141,263	109,487	31,776
Net investment loss	(51,312)	(18,629)	(32,683)	(94,924)	(73,732)	(21,192)

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on:
Investments	—	32,761	(32,761)	—	32,761	(32,761)
Foreign currency	20	2,144	(2,124)	(170)	3,041	(3,211)
Foreign currency forward contracts	40,610	(138)	40,748	67,717	(138)	67,855
Total net realized gain	40,630	34,767	5,863	67,547	35,664	31,883

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on:
Investments	327,848	113,595	214,253	730,391	447,888	282,503
Foreign currency translation	(26,772)	112,563	(139,335)	(85,567)	167,727	(253,294)
Foreign currency forward contracts	(12,366)	(73,902)	61,536	4,703	(104,869)	109,572
Foreign currency	(4)	(17)	13	80	7	73
Total net change in unrealized appreciation before income taxes	288,706	152,239	136,467	649,607	510,753	138,854
Provision for (benefit from) income taxes	2,536	(15)	2,551	(2,434)	22,915	(25,349)
Total net change in unrealized appreciation after income taxes	286,170	152,254	133,916	652,041	487,838	164,203
Net increase in net assets resulting from operations	$275,488	$168,392	$107,096	$624,664	$449,770	$174,894
A discussion of the results of operations for the three and six months ended June 30, 2026 and 2025 is as follows:

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

For the six months ended June 30, 2026 as compared to the same period in 2025, dividend income increased by $10,584, driven primarily by an increase in dividend income received from portfolio companies.

Operating Expenses

For the three and six months ended June 30, 2026 as compared to the same periods in 2025, operating expenses increased by $39,778 and $59,389, respectively, primarily resulting from an increase in performance participation allocation (“Performance Participation Allocation”) of $18,695 and $17,901, respectively, gross management fees (“Management Fee”) pursuant to the management agreement entered into between the Company and the Manager, (as amended and restated, the “Management Agreement”) earned by the Manager of $15,321 and $30,549, respectively, and interest expense of $2,770 and $5,137, respectively.

For the three and six months ended June 30, 2026 as compared to the same periods in 2025, management fee and expense credits increased by $2,788 and $18,653, respectively, resulting in a decrease to net operating expenses. Additionally, during the three and six months ended June 30, 2025, the Manager recouped expenses of $5,112 and $8,960, respectively, incurred by the Company, pursuant to the Amended and Restated Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”). All amounts subject to recoupment by the Manager pursuant to the Expense Limitation Agreement were recouped as of September 30, 2025, therefore, no such expenses were recouped during the three and six months ended June 30, 2026. The decrease in recoupments for the three and six months ended June 30, 2026 as compared to the same periods in 2025, resulted in a decrease to net operating expenses.

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

For the three and six months ended June 30, 2026 as compared to the same periods in 2025, net realized gains increased by $5,863 and $31,883, respectively. We recorded a realized gain on foreign currency forward contracts of $40,610 and $67,717 during the three and six months ended June 30, 2026 compared to a realized loss on foreign currency forward contracts of $138 during both the three and six months ended June 30, 2025. This favorable change was partially offset by a decrease in realized gain on investments of $32,761 for both the three and six months ended June 30, 2026 as compared to the same periods in 2025. During the three and six months ended June 30, 2025, we recorded a realized gain on investments of $32,761 resulting from the sale of an asset during the three months ended June 30, 2025, with no such gain realized during the current year periods.

For the three and six months ended June 30, 2026 as compared to the same periods in 2025, total net change in unrealized appreciation before income taxes increased by $136,467 and $138,854, respectively. We recorded an increase in unrealized appreciation on investments of $214,253 and $282,503, respectively, for the three and six months ended June 30, 2026 as compared to the same periods in 2025 related to the change in value of portfolio companies.

We recorded unrealized (depreciation) appreciation on foreign currency forward contracts of $(12,366) and $4,703 during the three and six months ended June 30, 2026, respectively, compared to unrealized (depreciation) appreciation on foreign currency forward contracts of $(73,902) and $(104,869) during the three and six months ended June 30, 2025, respectively. This favorable change was partially offset by the change in unrealized appreciation (depreciation) in foreign currency translation.

We recorded unrealized (depreciation) appreciation on foreign currency translation of $(26,772) and $(85,567) during the three and six months ended June 30, 2026, respectively, compared to unrealized (depreciation) appreciation on foreign currency translation of $112,563 and $167,727, during the three and six months ended June 30, 2025, respectively, related to the change in value based upon changes in foreign currency exchange rates.

Provision for (Benefit From) Income Taxes

The Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level, resulting in a provision for income taxes. For the three months ended June 30, 2026, we recorded a provision for income taxes of $2,536 as compared to a benefit from income taxes of $15 for the three months ended June 30, 2025. For the six months ended June 30, 2026, we recorded a benefit from income taxes of $2,434 as compared to a provision for income taxes of $22,915 for the six months ended June 30, 2025. The changes period over period were the result of the change in unrealized appreciation (depreciation) due to the movement in value of portfolio companies for investments that are subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2026 as compared to the same periods in 2025, net increase in net assets resulting from operations increased by $107,096 and $174,894, respectively, primarily resulting from a net increase in unrealized appreciation after income taxes, partially offset by an increase in net investment loss as compared to each of the prior-year periods.

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

The following table provides a breakdown of the major components of our Transactional Net Asset Value as of June 30, 2026 ($ in thousands, except shares):

Components of Transactional Net Asset Value	June 30, 2026
Investments at fair value (cost of $8,218,910)	$10,484,558
Cash and cash equivalents	1,875,739
Foreign currencies at fair value (cost of $195)	189
Other assets	54,116
Other liabilities	(38,100)
Accrued performance participation allocation	(158,297)
Accrued shareholder servicing fees and distribution fees (1)	(9,583)
Management fee payable	(11,621)
Transactional Net Asset Value	$12,197,001
Number of outstanding shares	345,514,860

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

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of June 30, 2026 ($ in thousands, except shares and per share data):

Transactional Net Asset Value Per Share	Class D Shares	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total
Transactional Net Asset Value	$321,795	$2,597,139	$36,833	$2,947,950	$398,709	$2,132,343	$3,522,580	$239,648	$2	$2	$12,197,001
Number of outstanding shares	9,083,616	72,706,415	1,049,748	84,033,492	11,253,236	59,772,011	101,311,052	6,305,210	40	40	345,514,860
Transactional Net Asset Value per Share as of June 30, 2026	$35.43	$35.72	$35.09	$35.08	$35.43	$35.67	$34.77	$38.01	$38.01	$38.01

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Consolidated Statements of Assets and Liabilities to our Transactional Net Asset Value:

June 30, 2026
GAAP Net Asset Value	$11,729,789
Adjustment:
Accrued shareholder servicing fees and distribution fees(1)	364,000
Deferred tax liabilities of certain taxable subsidiaries(2)	103,212
Transactional Net Asset Value	$12,197,001

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

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for portfolio companies that are valued at fair value as of June 30, 2026:

Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Weight Ascribed to Market Comparables	44.7%	0.0% - 100.0%
	Weight Ascribed to Discounted Cash Flow	45.0%	0.0% - 75.0%
	Weight Ascribed to Transaction Price/Other	10.3%	0.0% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.1x	5.5x - 25.5x
	Enterprise Value / Forward Revenues Multiple	8.2x	2.3x - 11.9x

Discounted Cash Flow	Weighted Average Cost of Capital	14.1%	6.8% - 23.5%
	Enterprise Value / EBITDA Exit Multiple	14.6x	8.0x - 23.3x

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

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by our independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our asset values as of June 30, 2026:

Input	Hypothetical Change	Portfolio Company Values
Weighted Average Cost of Capital	0.25% decrease	+0.88%
	0.25% increase	-0.85%

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

As of June 30, 2026 and December 31, 2025, the fair value of our foreign currency forward contracts was a net asset of $27,132 and $22,430, respectively. As of June 30, 2026 and December 31, 2025, we recorded unrealized appreciation on foreign currency forward contracts of $31,711 and $27,607, respectively, as an asset in the Consolidated Statements of Assets and Liabilities and unrealized depreciation on foreign currency forward contracts of $4,579 and $5,177, respectively, as a liability in the Consolidated Statements of Assets and Liabilities.

For the three and six months ended June 30, 2026, we recorded a change in net unrealized (depreciation) appreciation on foreign currency forward contracts of $(12,366) and $4,703, respectively, and a realized gain on foreign currency forward contracts of $40,610 and $67,717, respectively, in the Consolidated Statements of Operations.

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
During both the three and six months ended June 30, 2026, we repurchased 4,904 Class D Shares pursuant to our share repurchase plan, at an average price per share of $34.63. No Class D Shares were repurchased during the six months ended June 30, 2025.
During the three and six months ended June 30, 2026, we repurchased 90,017 and 100,813 Class I-Series 1 Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $34.89 and $34.78, respectively. No Class I-Series 1 Shares were repurchased during the six months ended June 30, 2025.

During the six months ended June 30, 2026, we repurchased 1,261 Class S Shares pursuant to our share repurchase plan, at an average price per share of $33.34. No Class S Shares were repurchased during the six months ended June 30, 2025.

During the three and six months ended June 30, 2026, we repurchased 116,316 and 155,063 Class U Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $34.34 and $34.09, respectively. During both the three and six months ended June 30, 2025, we repurchased 3,398 Class U Shares, pursuant to our share repurchase plan, at an average price per share of $30.44.

During the three months ended June 30, 2026 and 2025, we repurchased 926,611 and 20,283 Class R-I Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $34.84 and $30.62, respectively. During the six months ended June 30, 2026 and 2025, we repurchased 997,021 and 30,445 Class R-I Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $34.76 and $30.04, respectively.

During the three months ended June 30, 2026 and 2025, we repurchased 762,853 and 150,877 Class R-U Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $34.03 and $30.16, respectively. During the six months ended June 30, 2026 and 2025, we repurchased 1,085,125 and 188,132 Class R-U Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $33.73 and $29.85, respectively.

During the six months ended June 30, 2026, we repurchased 18,650 Class F Shares pursuant to our share repurchase plan, at an average price per share of $35.58. No Class F Shares were repurchased during the six months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $1,875,739 and $189 in cash and cash equivalents and foreign currencies at fair value, respectively. Our current cash and cash equivalents and foreign currencies at fair value balances are generally reflective of the cash necessary to fund normal operations, with our cash and cash equivalents consisting primarily of money market funds.

In addition, the Borrowers have entered into the Revolving Credit Agreement, under which the Borrowers have available borrowings in an aggregate principal amount of up to $1,225,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $1,500,000 in the aggregate. The obligations of the Borrowers and guarantors under the Revolving Credit Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Revolving Credit Agreement matures on December 23, 2027, unless there is an earlier termination or an acceleration following an event of default. As of June 30, 2026, the Borrowers did not have an outstanding balance under the Revolving Credit Agreement.

On December 20, 2023, certain wholly-owned subsidiaries of the Company entered into the Line of Credit (as defined in “Note 6. Related Party Transactions” to our consolidated financial statements found elsewhere in this Quarterly Report on Form 10-Q) to provide for up to a maximum aggregate principal amount of $300,000 with KKR Alternative Assets LLC, an affiliate of the Company. As of June 30, 2026, there was no outstanding balance under the Line of Credit.

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
Cash Flows

Cash used in operating activities

Net cash flow used in operating activities was $727,193 for the six months ended June 30, 2026 and is primarily the result of funding the acquisitions of portfolio companies.

Cash provided by financing activities

Net cash flow provided by financing activities was $1,638,921 for the six months ended June 30, 2026, which primarily reflects the proceeds from the sale of Shares pursuant to our Private Offering.
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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgements and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder servicing fees and distribution fees entail uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of June 30, 2026 and December 31, 2025, the Company has accrued $373,583 and $338,409, respectively, of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class R-U Shares, Class R-D Shares, Class D Shares, Class S Shares and Class U Shares sold.

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
Contractual Obligations
See “Note 10. Commitments and Contingencies,” to our consolidated financial statements in this Quarterly Report on Form 10-Q for any contractual obligations and commitments with payments due subsequent to June 30, 2026.

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

Changes in Fair Value

All of our portfolio companies as of June 30, 2026 are reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on portfolio companies held as of June 30, 2026, we estimate that an immediate 10% decrease in the fair value of portfolio companies generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of the portfolio companies as of June 30, 2026, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III portfolio companies would result in a decline in net increase in net assets resulting from operations of $1,044,409, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our portfolio companies were denominated as of June 30, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $104,099, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our fixed income investments to increase. As of June 30, 2026, we had no indebtedness.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, the Company repurchased Shares in the following amounts:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2026 to April 30, 2026)	—	—	—	—
Month #2 (May 1, 2026 to May 31, 2026)	1,900,701	$34.49	1,900,701	—
Month #3 (June 1, 2026 to June 30, 2026)	—	$—	—	—
Total	1,900,701		1,900,701	—

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

Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Not applicable.

Item 6.    Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Certificate of Formation, dated December 6, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on April 14, 2023)

3.2	Seventh Amended and Restated Limited Liability Company Agreement, dated as of July 2, 2026, between KKR DAV Manager LLC and the Members (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2026)

4.1	Share Repurchase Plan, dated as of July 2, 2026 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2026)

10.1	Second Amended and Restated Management Agreement, dated July 2, 2026, between KKR Private Equity Conglomerate LLC and KKR DAV Manager LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2026)

10.2	Amended and Restated Dealer-Manager Agreement, dated July 2, 2026, between KKR Private Equity Conglomerate LLC and KKR Capital Markets LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2026)

10.3	Facility Upsize and Lender Joinder Agreement, dated as of June 3, 2026, by and among K-PEC Liquidity Limited, as borrower representative, Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KKR Capital Markets LLC, an indirect subsidiary of KKR & Co. Inc. and affiliate of the Company, as joint lead arranger, and the lenders party thereto

10.4	Facility Upsize and Lender Joinder Agreement, dated as of June 17, 2026, by and among K-PEC Liquidity Limited, as borrower representative, Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KKR Capital Markets LLC, an indirect subsidiary of KKR & Co. Inc. and affiliate of the Company, as joint lead arranger, and the lenders party thereto

31.1	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR PRIVATE EQUITY CONGLOMERATE LLC

/s/ Elizabeth Van Aken
Date:	August 12, 2026	Elizabeth Van Aken
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)