Form 10-Q
period 2026-09-30
KKR Private Equity Conglomerate LLC
filed 2026-11-13
CIK 1957845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 11, 2026, the registrant had 10,554,298 Class D Shares, 86,470,205 Class I-Series 1 Shares, 2,800,000 Class I-Series 3 Shares, 2,108,419 Class S Shares, 95,362,678 Class U Shares, 10,607,862 Class R-D Shares, 59,310,064 Class R-I Shares, 98,875,847 Class R-U Shares, 11,729,164 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding. The number of Shares outstanding excludes November 1, 2026 subscriptions since the issuance price is not yet finalized as of the date of this filing.

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

Part I.    Financial Information
Item 1.    Financial Statements
KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(Amounts in Thousands, Except Share Data)

	September 30, 2026	December 31, 2025
Assets
Investments at fair value (cost of $8,333,024 and $7,390,946, respectively)	$10,870,577	$9,009,449
Cash and cash equivalents	2,655,346	964,012
Foreign currencies at fair value (cost of $192 and $194, respectively)	187	194
Prepaids and other assets	648	563
Dividends receivable	8,239	4,225
Unrealized appreciation on foreign currency forward contracts	21,580	27,607
Deferred financing costs, net	24,820	12,413
Total assets	13,581,397	10,018,463

Liabilities
Accrued performance participation allocation	218,761	51,704
Management fee payable	35,592	—
Accrued shareholder servicing fees and distribution fees	389,998	338,409
Directors’ fees and expenses payable	152	151
Other accrued expenses and liabilities	14,923	9,676
Deferred income taxes	102,034	103,612
Unrealized depreciation on foreign currency forward contracts	13,994	5,177
Due to Manager	22,869	14,608
Total liabilities	798,323	523,337

Commitments and contingencies (Note 10)

Net assets (Note 8)	$12,783,074	$9,495,126

Net assets are comprised of
Class D Shares, 10,315,380 and 6,818,668 shares authorized, issued and outstanding, respectively	$367,238	$223,083
Class I-Series 1 Shares, 83,694,809 and 48,059,830 shares authorized, issued and outstanding, respectively	3,062,250	1,615,392
Class S Shares, 1,824,736 and 347,135 shares authorized, issued and outstanding, respectively	61,435	10,755
Class U Shares, 93,017,517 and 60,905,778 shares authorized, issued and outstanding, respectively	3,135,358	1,886,461
Class R-D Shares, 11,157,285 and 11,253,236 shares authorized, issued and outstanding, respectively	394,949	366,014
Class R-I Shares, 59,773,878 and 60,240,289 shares authorized, issued and outstanding, respectively	2,163,683	2,004,703
Class R-U Shares, 100,089,030 and 102,966,509 shares authorized, issued and outstanding, respectively	3,356,202	3,166,052
Class F Shares, 6,180,638 and 6,295,848 shares authorized, issued and outstanding, respectively	241,955	222,664
Class G Shares, 40 and 40 shares authorized, issued and outstanding, respectively	2	1
Class H Shares, 40 and 40 shares authorized, issued and outstanding, respectively	2	1
Net assets	$12,783,074	$9,495,126
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income
Dividend income (net of withholding tax of $0, $7,543, $0, and $7,543, respectively)	$46,718	$37,175	$93,057	$72,930
Total investment income	46,718	37,175	93,057	72,930

Operating expenses
Performance participation allocation	61,217	61,999	168,603	151,484
Management fee expense	36,506	21,781	98,448	53,174
Professional fees	2,584	2,748	10,326	7,893
General and administration expenses	4,094	2,453	11,620	6,787
Directors’ fees and expenses	159	153	480	461
Interest expense	4,841	1,401	12,145	3,568
Total operating expenses	109,401	90,535	301,622	223,367
Less: Management fee and expense credits	(914)	(22,157)	(51,872)	(54,462)
Add: Expenses recouped by Manager	—	4,227	—	13,187
Net operating expenses	108,487	72,605	249,750	182,092
Net investment loss	(61,769)	(35,430)	(156,693)	(109,162)

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on:
Investments	134,483	—	134,483	32,761
Foreign currency	(472)	(1,003)	(642)	2,038
Foreign currency forward contracts	27,538	206	95,255	68
Total net realized gain (loss)	161,549	(797)	229,096	34,867

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation, foreign currency and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on:
Investments	277,204	367,491	1,007,595	815,379
Foreign currency translation	(2,978)	4,898	(88,545)	172,625
Foreign currency forward contracts	(19,547)	9,912	(14,844)	(94,957)
Foreign currency	1	(7)	81	—
Total net change in unrealized appreciation before income taxes	254,680	382,294	904,287	893,047
Provision for income taxes	3,576	33,757	1,142	56,672
Total net change in unrealized appreciation after income taxes	251,104	348,537	903,145	836,375
Net increase in net assets resulting from operations	$350,884	$312,310	$975,548	$762,080
See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(Amounts in Thousands)

	Class D Shares	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at June 30, 2026	$314,735	$2,588,496	$34,454	$2,758,300	$387,475	$2,104,493	$3,303,465	$238,367	$2	$2	$11,729,789
Consideration from the issuance of shares	43,907	395,966	27,331	324,474	—	—	—	878	—	—	792,556
Repurchase of shares	—	(5,843)	(27)	(3,813)	(3,400)	(13,944)	(27,619)	(5,600)	—	—	(60,246)
Early repurchase fee	23	182	3	203	25	136	224	15	—	—	811
Transfers in	—	4,839	—	—	—	14,188	138	—	—	—	19,165
Transfers out	(59)	—	—	(3,924)	—	(138)	(15,044)	—	—	—	(19,165)
Net increase (decrease) in net assets resulting from capital activity	43,871	395,144	27,307	316,940	(3,375)	242	(42,301)	(4,707)	—	—	733,121
Net investment (loss) income	(1,859)	(15,015)	(296)	(16,655)	(1,882)	(10,136)	(16,570)	644	—	—	(61,769)
Net realized gain	4,415	35,190	647	39,723	5,169	27,763	45,533	3,109	—	—	161,549
Net change in unrealized appreciation	7,123	58,435	1,259	63,493	7,650	41,321	67,281	4,542	—	—	251,104
Net increase in net assets resulting from investment operations	9,679	78,610	1,610	86,561	10,937	58,948	96,244	8,295	—	—	350,884
Accrued shareholder servicing fees and distribution fees	(1,047)	—	(1,936)	(26,443)	(88)	—	(1,206)	—	—	—	(30,720)
Balance at September 30, 2026	$367,238	$3,062,250	$61,435	$3,135,358	$394,949	$2,163,683	$3,356,202	$241,955	$2	$2	$12,783,074

Balance at December 31, 2025	$223,083	$1,615,392	$10,755	$1,886,461	$366,014	$2,004,703	$3,166,052	$222,664	$1	$1	$9,495,126
Consideration from the issuance of shares	122,927	1,243,563	51,342	1,121,917	—	—	—	1,921	—	—	2,541,670
Repurchase of shares	(170)	(9,349)	(69)	(9,099)	(3,400)	(48,603)	(64,224)	(6,264)	—	—	(141,178)
Early repurchase fee	69	550	8	627	86	463	764	51	—	—	2,618
Transfers in	998	12,008	—	185	—	33,453	1,127	—	—	—	47,771
Transfers out	(2,026)	(185)	—	(9,129)	—	(1,127)	(35,304)	—	—	—	(47,771)
Net increase (decrease) in net assets resulting from capital activity	121,798	1,246,587	51,281	1,104,501	(3,314)	(15,814)	(97,637)	(4,292)	—	—	2,403,110
Net investment (loss) income	(4,325)	(34,489)	(522)	(39,248)	(5,194)	(27,959)	(46,099)	1,143	—	—	(156,693)
Net realized gain	6,081	48,038	782	54,850	7,536	40,548	66,744	4,517	—	—	229,096

Net change in unrealized appreciation	23,335	186,722	2,747	212,418	30,128	162,205	267,665	17,923	1	1	903,145
Net increase in net assets resulting from investment operations	25,091	200,271	3,007	228,020	32,470	174,794	288,310	23,583	1	1	975,548
Accrued shareholder servicing fees and distribution fees	(2,734)	—	(3,608)	(83,624)	(221)	—	(523)	—	—	—	(90,710)
Balance at September 30, 2026	$367,238	$3,062,250	$61,435	$3,135,358	$394,949	$2,163,683	$3,356,202	$241,955	$2	$2	$12,783,074

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED) (Continued)
(Amounts in Thousands)

	Class D Shares	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at June 30, 2025	$114,349	$566,862	$1,775	$844,897	$343,171	$1,873,052	$2,986,153	$60,765	$1	$1	$6,791,026
Consideration from the issuance of shares	50,998	537,034	2,921	526,558	1	—	—	271	—	—	1,117,783
Repurchase of shares	—	(39)	—	(32)	—	(3,213)	(5,829)	—	—	—	(9,113)
Early repurchase fee	6	40	—	54	15	82	138	3	—	—	338
Transfers in	283	1,341	—	—	220	3,672	220	—	—	—	5,736
Transfers out	(1,307)	—	—	(316)	(220)	—	(3,893)	—	—	—	(5,736)
Net increase (decrease) in net assets resulting from capital activity	49,980	538,376	2,921	526,264	16	541	(9,364)	274	—	—	1,109,008
Net investment (loss) income	(727)	(4,747)	(22)	(6,171)	(1,564)	(8,346)	(14,061)	208	—	—	(35,430)
Net realized loss	(15)	(97)	(1)	(129)	(35)	(191)	(322)	(7)	—	—	(797)
Net change in unrealized appreciation	6,894	44,599	186	58,483	15,294	82,055	138,351	2,675	—	—	348,537
Net increase in net assets resulting from investment operations	6,152	39,755	163	52,183	13,695	73,518	123,968	2,876	—	—	312,310
Accrued shareholder servicing fees and distribution fees	(1,118)	—	(207)	(39,001)	(263)	—	(6,995)	—	—	—	(47,584)
Balance at September 30, 2025	$169,363	$1,144,993	$4,652	$1,384,343	$356,619	$1,947,111	$3,093,762	$63,915	$1	$1	$8,164,760

Balance at December 31, 2024	$—	$899	$—	$3,701	$294,461	$1,501,848	$2,487,178	$55,296	$1	$1	$4,343,385
Consideration from the issuance of shares	163,432	1,081,002	4,784	1,394,787	28,646	229,075	313,765	574	—	—	3,216,065
Repurchase of shares	—	(39)	—	(135)	—	(4,128)	(11,444)	—	—	—	(15,746)
Early repurchase fee	9	54	—	77	29	156	264	5	—	—	594
Transfers in	283	2,950	—	—	220	13,298	220	—	—	—	16,971
Transfers out	(1,965)	—	—	(316)	(4,477)	—	(10,213)	—	—	—	(16,971)
Net increase in net assets resulting from capital activity	161,759	1,083,967	4,784	1,394,413	24,418	238,401	292,592	579	—	—	3,200,913
Net investment (loss) income	(1,422)	(7,632)	(27)	(10,930)	(5,852)	(30,940)	(52,714)	355	—	—	(109,162)
Net realized gain	485	1,782	—	3,081	1,911	10,078	17,204	326	—	—	34,867

Net change in unrealized appreciation	11,965	65,977	230	93,582	42,778	227,724	386,760	7,359	—	—	836,375
Net increase in net assets resulting from investment operations	11,028	60,127	203	85,733	38,837	206,862	351,250	8,040	—	—	762,080
Accrued shareholder servicing fees and distribution fees	(3,424)	—	(335)	(99,504)	(1,097)	—	(37,258)	—	—	—	(141,618)
Balance at September 30, 2025	$169,363	$1,144,993	$4,652	$1,384,343	$356,619	$1,947,111	$3,093,762	$63,915	$1	$1	$8,164,760

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net increase in net assets from operations	$975,548	$762,080
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(1,007,595)	(815,379)
Net change in unrealized depreciation (appreciation) on foreign currency translation	88,545	(172,625)
Net change in unrealized depreciation on foreign currency forward contracts	14,844	94,957
Net change in unrealized appreciation on foreign currency	(81)	—
Realized loss on foreign currency	134	—
Realized gain on investments	(134,483)	(32,761)
Deferred financing cost amortization	6,630	1,968
Class F Shares issued as payment of directors’ fees and expenses	375	375
Class F Shares issued as payment of performance participation allocation	1,546	199
Acquisition of portfolio companies	(956,868)	(2,035,866)
Proceeds from disposal of or repayments from interests in portfolio companies	149,139	65,315
Changes in operating assets and liabilities:
Change in accrued performance participation allocation	167,057	151,285
Change in management fee payable	35,592	—
Change in deferred income taxes	(1,578)	56,672
Change in prepaids and other assets	(85)	(482)
Change in due from Manager	—	(375)
Change in dividends receivable	(4,014)	(3,958)
Change in other accrued expenses and liabilities	5,332	3,768
Change in directors’ fees and expenses payable	1	—
Change in due to Manager	4,538	13,889
Net cash used in operating activities	(655,423)	(1,910,938)
Financing activities
Proceeds from issuance of shares	2,539,749	3,215,491
Payments of shareholder servicing fees and distribution fees	(35,305)	(18,169)
Repurchase of shares, net of early repurchase fee	(138,560)	(15,152)
Payment of deferred financing costs	(19,129)	(3,586)
Net cash provided by financing activities	2,346,755	3,178,584
Effect of exchange rate changes on cash and cash equivalents and foreign currencies at fair value	(5)	1
Net increase in cash and cash equivalents and foreign currencies at fair value	1,691,327	1,267,647
Cash and cash equivalents and foreign currencies at fair value, beginning of period	964,206	601,530
Cash and cash equivalents and foreign currencies at fair value, end of period	$2,655,533	$1,869,177

	Nine Months Ended September 30,
	2026	2025
Supplemental Disclosure of Non-Cash Financing Activities
Change in shareholder servicing fees and distribution fees payable	$90,710	$141,618
Cash paid for interest	6,668	—
Cash paid for taxes	558	—

See notes to consolidated financial statements.

KKR PRIVATE EQUITY CONGLOMERATE LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (UNAUDITED)
(Amounts in Thousands)

Issuer	Asset	Industry	Geography(1)	Valuation Level	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Information Technology - 22.8%
Other investments in portfolio companies(2)		Information Technology	(3)	Level III	$2,913,096	22.8%
Health Care - 16.0%
Cotiviti Holdings, Inc.	Equity interest held through KKR Compass Aggregator L.P.	Health Care	Americas	Level III	859,298	6.7%
Other investments in portfolio companies(2)		Health Care	(4)	Level III	1,144,062	8.9%
Other investment in portfolio company		Health Care	Asia Pacific	Level I	23,461	0.2%
Other investments in portfolio companies(2)		Health Care	Americas	Level II	22,585	0.2%
Financials - 9.6%
Other investments in portfolio companies(2)		Financials	(5)	Level III	1,227,614	9.6%
Industrials - 15.1%
Other investments in portfolio companies(2)		Industrials	(6)	Level III	1,928,537	15.1%
Consumer Discretionary - 10.7%
Other investments in portfolio companies(2)		Consumer Discretionary	(7)	Level III	1,363,040	10.7%
N/A(8)	Equity interest held through KKR Cape Aggregator L.P.	Consumer Discretionary	Americas	N/A	5,411	—%
Communication Services - 3.2%
Other investments in portfolio companies(2)		Communication Services	(9)	Level III	406,240	3.2%
Consumer Staples - 7.2%
Other investments in portfolio companies(2)		Consumer Staples	(10)	Level III	922,384	7.2%
Materials - 0.4%
Other investments in portfolio companies(2)		Materials	(11)	Level III	54,849	0.4%
Total Portfolio Companies (cost of $8,333,024)					$10,870,577	85.0%

Derivative Instruments
Derivative Assets
Foreign Currency Forward Contracts		N/A	N/A	Level II	21,580	0.2%
Total Derivative Assets					$21,580	0.2%
Derivative Liabilities
Foreign Currency Forward Contracts		N/A	N/A	Level II	(13,994)	(0.1)%
Total Derivative Liabilities					$(13,994)	(0.1)%
Total Derivative Instruments					$7,586	0.1%
Investments in Money Market Funds

Morgan Stanley Institutional Liquidity Funds Government Portfolio	N/A	N/A	Level I	$886,007	7.0%
State Street Institutional U.S. Government Money Market Fund	N/A	N/A	Level I	885,845	6.9%
Goldman Sachs Financial Square Government Fund	N/A	N/A	Level I	881,021	6.9%
Federated Government Obligations Fund	N/A	N/A	Level I	1,989	—%
Total Investments in Money Market Funds (cost of $2,654,862)				$2,654,862	20.8%

Total Investments and Cash Equivalents (cost of $10,987,886)				$13,533,025	105.9%

(1) The estimated fair value of our portfolio companies in the Americas, EMEA and Asia Pacific as a percentage of net assets was approximately 45.2%, 31.2% and 8.6%, respectively, as of September 30, 2026. The cost basis of portfolio companies in Americas, EMEA and Asia Pacific were $4,195,829, $3,249,970 and $887,225, respectively. The fair value of portfolio companies in Americas, EMEA and Asia Pacific were $5,781,954, $3,993,012 and $1,095,611, respectively.
(2) There were no single investments included in this category that exceeded 5% of net assets.
(3) 51.7% of fair value shown is domiciled in Americas, 35.1% in EMEA and 13.2% in Asia Pacific.
(4) 49.0% of fair value shown is domiciled in Americas, 48.7% in EMEA and 2.3% in Asia Pacific.
(5) 62.0% of fair value shown is domiciled in Americas, 36.1% in EMEA and 1.9% in Asia Pacific.
(6) 55.4% of fair value shown is domiciled in Americas, 34.1% in EMEA and 10.5% in Asia Pacific.
(7) 69.0% of fair value shown is domiciled in Americas, 16.2% in Asia Pacific and 14.8% in EMEA.
(8) As of September 30, 2026, the Company had funded cash into KKR Cape Aggregator L.P. in connection with the anticipated acquisition of an indirect interest in Teaching Strategies LLC. This investment is measured at fair value using the net asset value practical expedient under Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure (“ASC 820”).
(9) 96.0% of fair value shown is domiciled in EMEA and 4.0% in Americas.
(10) 78.1% of fair value shown is domiciled in EMEA and 21.9% in Asia Pacific.
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

K-PEC conducts a continuous private offering of our Shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act, (the “Private Offering”), including under Regulation D and Regulation S. We currently offer four classes of investor shares: Class S Shares, Class D Shares, Class U Shares and Class I Shares, including, without limitation, Class I-Series 1 Shares, Class I-Series 2 Shares, Class I-Series 3 Shares and Class I-Series 4 Shares. Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares (collectively, with the Class S Shares, Class D Shares, Class U Shares and Class I Shares, the “Investor Shares” and, together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) were no longer available for purchase as of January 2, 2025. On July 2, 2026, (i) existing Class I Shares were redesignated as Class I-Series 1 Shares and (ii) Class I-Series 2 Shares, Class I-Series 3 Shares and Class I-Series 4 Shares were newly designated. We may offer additional classes and/or series of classes of Investor Shares in the future. Except as described herein, the Class I-Series 2 Shares, Class I-Series 3 Shares and Class I-Series 4 Shares have substantially similar rights and terms as the existing Class I Shares, now redesignated as Class I-Series 1 Shares. The Class I-Series 2 Shares, Class I-Series 3 Shares and Class I-Series 4 Shares are each subject to a higher minimum initial investment and subject to certain additional restrictions, including a minimum holding period, the Company’s existing quarterly repurchase limitations and certain additional repurchase limitations.
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

For a detailed discussion about K-PEC’s significant accounting policies, see Note 2 to the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the nine months ended September 30, 2026, there were no significant updates to K-PEC’s significant accounting policies.

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

Investment Companies with Equity Securities Subject to Contractual Sale Restrictions

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. The ASU provides guidance on fair value measurement and related disclosures for certain equity securities subject to contractual sale restrictions. The amendments are effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adoption on its financial statements.

3.Investments

Summarized Portfolio Company Financial Information

The following table presents summarized financial information, in the aggregate, for the portfolio companies in which the Company has an indirect equity interest. Amounts provided do not represent the Company’s proportionate share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$17,069,793	$13,314,863	$49,178,026	$37,223,325
Expenses	16,791,138	13,943,609	51,046,390	38,885,813
Income (loss) before taxes	278,655	(628,746)	(1,868,364)	(1,662,488)
Income tax expense	179,638	314,505	322,214	457,539
Consolidated net income (loss)	99,017	(943,251)	(2,190,578)	(2,120,027)
Net income attributable to non-controlling interests	(65,397)	(48,919)	(139,904)	(113,423)
Net income (loss)	$33,620	$(992,170)	$(2,330,482)	$(2,233,450)

The net income (loss) above represents the aggregated net income (loss) attributable to the interests in each of the Company’s portfolio companies and does not represent the Company’s proportionate share of income (loss). Summarized financial totals presented are the best available as of the date of this filing and information may not be for the same reporting period as this filing.

4.Fair Value Measurements - Investments
The following tables present fair value measurements of investments, by major class, according to the fair value hierarchy:

	September 30, 2026
Investments	Level I	Level II	Level III	Investments Measured at Net Asset Value(1)	Fair Value
Portfolio companies	$23,461	$22,585	$10,819,120	$5,411	$10,870,577
Unrealized appreciation on foreign currency forward contracts	—	21,580	—	—	21,580
Unrealized depreciation on foreign currency forward contracts	—	(13,994)	—	—	(13,994)
Investments in Money Market Funds	2,654,862	—	—	—	2,654,862
Total	$2,678,323	$30,171	$10,819,120	$5,411	$13,533,025

(1) Certain investments that are measured at fair value using the net asset value practical expedient under ASC 820 have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

During the nine months ended September 30, 2026, the Company transferred $4,525 out of Level III category of measurement into Level II due to changes in the observability of the inputs used in the fair value measurements at period end.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the nine months ended September 30, 2026:

Nine Months Ended September 30, 2026
Investments	Balance as of December 31, 2025	Purchases	Sales and Proceeds from Investments	Transfers out of Level III	Change in Gain (Loss) included in Net Assets	Realized gain on investments	Net change in unrealized appreciation on investments	Net change in unrealized appreciation on foreign currency translation	Balance as of September 30, 2026
Portfolio companies	$8,980,760	$955,579	$(149,139)	$(4,525)	$(134)	$134,483	$989,126	$(87,030)	$10,819,120

The total change in unrealized appreciation (depreciation) included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2026 attributable to Level III investments and foreign currency translation still held at September 30, 2026 was $1,000,947 and $(87,030), respectively.

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

The following tables present the quantitative information about Level III fair value measurements of the Company’s portfolio companies as of September 30, 2026:

Level III Assets	Fair Value September 30, 2026	Valuation Methodology and Inputs	Unobservable Input(s)(1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$10,819,120	Inputs to market comparables, discounted cash flow and transaction price/other	Weight Ascribed to Market Comparables	48.0%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	47.0%	0.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	5.0%	0.0% - 100.0%	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.2x	5.5x - 25.5x	Increase
			Enterprise Value / Forward Revenues Multiple	8.7x	2.3x - 12.0x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	14.5%	7.1% - 25.1%	Decrease
			Enterprise Value / EBITDA Exit Multiple	14.8x	8.0x - 23.3x	Increase

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

5.Derivatives

The Company enters into foreign currency forward contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated transactions. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period as unrealized appreciation or depreciation. When a foreign currency forward contract is closed, through either delivery or offset by entering into another foreign currency forward contract, the Company recognizes realized appreciation or depreciation equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected on the Consolidated Statements of Assets and Liabilities. The Company’s primary risk related to hedging is the risk of an unfavorable change in the foreign exchange rate underlying the foreign currency forward contract. The foreign currency forward contracts open at the end of the period are indicative of the volume of the activity during the period ended September 30, 2026.

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount, which is presented in local currency, represents the absolute value amount of the foreign exchange contracts in thousands:

	September 30, 2026
	Assets				Liabilities
	Notional			Fair Value	Notional			Fair Value
Derivative Instruments
Foreign currency contracts (AUD)	A$	—		$—	A$	251,500		$(577)
Foreign currency contracts (CAD)	C$	201,600		1,782	C$	100,800		(16)
Foreign currency contracts (CNH)		¥—		—		¥2,338,200		(628)
Foreign currency contracts (EUR)		€1,183,623		13,838		€2,367,245		(196)
Foreign currency contracts (GBP)		£—		—		£55,200		(28)
Foreign currency contracts (INR)	Rs	18,347,400		508	Rs	10,273,700		(82)
Foreign currency contracts (JPY)		¥—		—		¥181,446,600		(9,451)
Foreign currency contracts (KRW)	₩	4,738,000		40	₩	4,738,000		(432)
Foreign currency contracts (MYR)	MYR	54,000		15	MYR	27,000		(8)
Foreign currency contracts (NOK)	51,200		kr	38	2,295,400		kr	(2,480)
Foreign currency contracts (SEK)	2,962,200		kr	5,357	1,481,100		kr	(36)
Foreign currency contracts (SGD)	1,500		S$	2	39,653		S$	(60)
				$21,580				$(13,994)
6.Related Party Transactions
Management Agreement
On July 2, 2026, the Company entered into the second amended and restated management agreement with the Manager (as amended from time to time, the “Management Agreement”). Pursuant to the Management Agreement, the Manager is responsible for sourcing, evaluating and monitoring the Company’s acquisition opportunities and making recommendations to the Company’s executive committee related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s objectives, guidelines, policies and limitations, subject to oversight by the Board.

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee (the “Management Fee”) from the Company in an amount equal to (i) 1.25% per annum of the month-end Net Asset Value (“NAV”) attributable to Class S Shares, Class D Shares, Class U Shares and Class I-Series 1 Shares, (ii) 1.15% per annum of the month-end NAV attributable to Class I-Series 2 Shares, (iii) 1.00% per annum of the month-end NAV attributable to Class I-Series 3 Shares, (iv) 0.95% per annum of the month-end NAV attributable to Class I-Series 4 Shares, and (v) 1.00% per annum of the month-end NAV attributable to Class R-S Shares, Class R-D Shares, Class R-U Shares and Class R-I Shares for a 60-month period following August 1, 2023 (the “Initial Offering”), and 1.25% per annum of the month-end NAV attributable to such Shares thereafter, each before giving effect to accruals for the Management Fee, the Distribution Fee (as defined herein), the Servicing Fee (as defined herein), the Performance Participation Allocation (as defined herein), share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds a portfolio company, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Company’s transactional net asset value (“Transactional Net Asset Value”), which is used to determine the price at which the Company sells and repurchases its Shares.

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

For the three months ended September 30, 2026 and 2025, the Manager earned $36,506 and $21,781 in gross Management Fees, respectively, and the Company offset Management Fees and certain other expenses of $914 and $22,157, respectively, and for the nine months ended September 30, 2026 and 2025, the Manager earned $98,448 and $53,174 in gross Management Fees, respectively, and the Company offset Management Fees and certain other expenses of $51,872 and $54,462, respectively.

As of September 30, 2026, the Company owed a net Management Fee to the Manager of $35,592. No such net Management Fee was owed to the Manager as of December 31, 2025. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

As of December 31, 2025, there were unapplied credits of $27,148 to be carried forward that relate to Other Fees earned. There were no unapplied credits available to be carried forward that relate to Other Fees earned as of September 30, 2026.

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

For the three months ended September 30, 2026 and 2025, the Company recognized a Performance Participation Allocation of $61,217 and $61,999, respectively, and for the nine months ended September 30, 2026 and 2025, the Company recognized a Performance Participation Allocation of $168,603 and $151,484, respectively. As of September 30, 2026 and December 31, 2025, a Performance Participation Allocation accrual of $218,761 and $51,704, respectively, was recorded in the Consolidated Statements of Assets and Liabilities.

During the three months ended September 30, 2026 and 2025, the Company issued 19,476 Class F Shares and 4,417 Class F Shares, respectively, to the Class H Member totaling $753 and $146, respectively, in satisfaction of the Performance Participation Allocation resulting from repurchases of Investor Shares. During the nine months ended September 30, 2026 and 2025, the Company issued 40,591 Class F Shares and 6,064 Class F Shares, respectively, to the Class H Member totaling $1,546 and $199, respectively, in satisfaction of the Performance Participation Allocation resulting from repurchases of Investor Shares.

Dealer-Manager Agreement

On July 2, 2026, the Company entered into an amended and restated dealer-manager agreement with KKR Capital Markets LLC (the “Dealer Manager”) (as amended from time to time, the “Dealer-Manager Agreement”).

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

Other Transactions with Dealer Manager

During the three and nine months ended September 30, 2026, the Company remitted $1,725 and $4,100, respectively, to the Dealer Manager for arranger fees related to the Revolving Credit Agreement (as defined in Note 7. Credit Facility). During the nine months ended September 30, 2025, the Company remitted $750 to the Dealer Manager for arranger fees related to the Revolving Credit Agreement. Additionally, during the nine months ended September 30, 2025, the Company remitted $2,492 to the Dealer Manager for its services in sourcing, organizing, and executing a tender offer for the acquisition of certain stakes in a portfolio company.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. As of September 30, 2026 and December 31, 2025, the Company had accrued $389,998 and $338,409, respectively, of Servicing Fees and Distribution Fees payable to the Dealer Manager related to Class R-U Shares, Class R-D Shares, Class D Shares, Class S Shares and Class U Shares sold.
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

During the three and nine months ended September 30, 2025, the Manager recouped expenses of $4,227 and $13,187, respectively, incurred by the Company, pursuant to the Expense Limitation Agreement. All amounts subject to recoupment by the Manager pursuant to the Expense Limitation Agreement were recouped as of September 30, 2025, therefore, no such expenses were recouped during the three and nine months ended September 30, 2026.

As of September 30, 2026 and December 31, 2025, the Company recorded $22,869 and $14,608, respectively, as Due to Manager related to amounts paid by the Manager on behalf of the Company.

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

Acquisition of Interests in Portfolio Companies with Related Parties

During the nine months ended September 30, 2026, the Company purchased an interest in a portfolio company from an affiliated KKR-sponsored investment vehicle alongside the relevant flagship private equity vehicle as part of a sale and purchase between successive fund vintages for $348,654.

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

No balance was outstanding on the Line of Credit as of both September 30, 2026 and December 31, 2025.

7. Credit Facility

Revolving Credit Agreement

On September 11, 2026, certain indirect subsidiaries (collectively, the “Borrowers”) of the Company entered into an amended and restated revolving credit agreement (as amended from time to time, the “Revolving Credit Agreement”) with Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KKR Capital Markets LLC, an affiliate of the Company, as joint lead arranger, and the lenders party thereto.

Under the Revolving Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate principal amount of up to $1,325,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $2,500,000 in the aggregate. The obligations of the Borrowers under the Revolving Credit Agreement are secured by a pledge of certain accounts of such Borrowers. The Revolving Credit Agreement matures on September 11, 2029, unless there is an earlier termination or an acceleration following an event of default.

Advances under the Revolving Credit Agreement are denominated in U.S. dollars and bear interest, at the relevant Borrower’s option, at (i) the daily or term SOFR plus a spread of 3.00% per annum or (ii) certain alternative rates made available to the Borrower under the terms of the Revolving Credit Agreement. The Borrowers are also obligated to pay other customary closing fees, arrangement fees, administration fees, unused fees and commitment fees for a credit facility of this size and type. Obligations under the Revolving Credit Agreement are non-recourse to the Company and other parts of KKR.

Under the terms of the Revolving Credit Agreement, the Company is subject to customary affirmative and negative covenants.

As of September 30, 2026, the Company incurred $34,782 of costs associated with entry into the Revolving Credit Agreement. These costs have been capitalized within Deferred financing costs, net on the Consolidated Statement of Assets and Liabilities. As of September 30, 2026 and December 31, 2025, total remaining unamortized deferred financing costs for the Revolving Credit Agreement was $24,820 and $12,413, respectively.

As of both September 30, 2026 and December 31, 2025, the Borrowers did not have an outstanding balance under the Revolving Credit Agreement. During the three months ended September 30, 2026 and 2025, the Company incurred interest expense of $4,839 and $1,401, respectively, and during the nine months ended September 30, 2026 and 2025, incurred interest expense of $12,136 and $3,568, respectively, comprised of unused fees and amortization of deferred financing costs.

8. Net Assets

The following table is a summary of share activity during the three months ended September 30, 2026 and Shares outstanding as of that date:

	Shares Outstanding as of June 30, 2026	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of September 30, 2026
Class D Shares	9,083,616	1,233,406	—	—	(1,642)	10,315,380
Class I-Series 1 Shares	72,706,415	11,017,201	(163,554)	134,747	—	83,694,809
Class S Shares	1,049,748	775,756	(768)	—	—	1,824,736
Class U Shares	84,033,492	9,203,992	(108,706)	—	(111,261)	93,017,517
Class R-D Shares	11,253,236	—	(95,951)	—	—	11,157,285
Class R-I Shares	59,772,011	—	(390,882)	396,579	(3,830)	59,773,878
Class R-U Shares	101,311,052	—	(794,326)	3,932	(431,628)	100,089,030
Class F Shares	6,305,210	22,765	(147,337)	—	—	6,180,638
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	345,514,860	22,253,120	(1,701,524)	535,258	(548,361)	366,053,353

The following table is a summary of share activity during the nine months ended September 30, 2026 and Shares outstanding as of that date:

	Shares Outstanding as of December 31, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of September 30, 2026
Class D Shares	6,818,668	3,531,410	(4,904)	28,360	(58,154)	10,315,380
Class I-Series 1 Shares	48,059,830	35,564,052	(264,367)	340,698	(5,404)	83,694,809
Class S Shares	347,135	1,479,630	(2,029)	—	—	1,824,736
Class U Shares	60,905,778	32,633,279	(263,769)	5,486	(263,257)	93,017,517
Class R-D Shares	11,253,236	—	(95,951)	—	—	11,157,285
Class R-I Shares	60,240,289	—	(1,387,903)	954,471	(32,979)	59,773,878
Class R-U Shares	102,966,509	—	(1,879,451)	33,724	(1,031,752)	100,089,030
Class F Shares	6,295,848	50,777	(165,987)	—	—	6,180,638
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	296,887,373	73,259,148	(4,064,361)	1,362,739	(1,391,546)	366,053,353

The following table is a summary of share activity during the three months ended September 30, 2025 and Shares outstanding as of that date:

	Shares Outstanding as of June 30, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of September 30, 2025
Class D Shares	3,737,299	1,621,373	—	8,958	(41,548)	5,326,082
Class I-Series 1 Shares	18,061,719	16,982,088	(1,229)	42,355	—	35,084,933
Class S Shares	61,075	93,129	—	—	—	154,204
Class U Shares	29,074,572	16,815,088	(1,027)	—	(10,064)	45,878,569
Class R-D Shares	11,273,752	—	—	6,969	(6,969)	11,273,752
Class R-I Shares	60,181,078	—	(102,429)	116,548	—	60,195,197
Class R-U Shares	103,636,470	1	(188,628)	7,062	(125,680)	103,329,225
Class F Shares	1,875,777	8,245	—	—	—	1,884,022
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	227,901,822	35,519,924	(293,313)	181,892	(184,261)	263,126,064

The following table is a summary of share activity during the nine months ended September 30, 2025 and Shares outstanding as of that date:

	Shares Outstanding as of December 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Transfers In During the Period	Transfers Out During the Period	Shares Outstanding as of September 30, 2025
Class D Shares	—	5,380,262	—	8,958	(63,138)	5,326,082
Class I-Series 1 Shares	31,054	34,959,724	(1,229)	95,384	—	35,084,933
Class S Shares	—	154,204	—	—	—	154,204
Class U Shares	137,406	45,755,652	(4,425)	—	(10,064)	45,878,569
Class R-D Shares	10,419,393	994,131	—	6,969	(146,741)	11,273,752
Class R-I Shares	51,968,235	7,926,675	(132,873)	433,160	—	60,195,197
Class R-U Shares	93,038,669	10,998,096	(376,760)	7,062	(337,842)	103,329,225
Class F Shares	1,865,972	18,050	—	—	—	1,884,022
Class G Shares	40	—	—	—	—	40
Class H Shares	40	—	—	—	—	40
Total	157,460,809	106,186,794	(515,287)	551,533	(557,785)	263,126,064

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

As of September 30, 2026 and December 31, 2025, the Company has not issued any Shares under the DRIP.

Share Repurchases

At the Shareholders’ request, the Shares are redeemable at the transactional net asset value per share, which is the price at which the Company sells and repurchases its Shares, subject to the conditions under its share repurchase plan. Under its share repurchase plan, repurchases will be limited to no more than 5% of our aggregate NAV attributable to such classes of shares per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). The following table summarizes the Company’s transactional net asset value per share:

Transactional Net Asset Value Per Share	Class D Shares	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Transactional Net Asset Value per Share as of September 30, 2026	$36.37	$36.69	$35.97	$35.96	$36.39	$36.67	$35.66	$39.36	$39.36	$39.36

During the nine months ended September 30, 2026, we repurchased 4,904 Class D Shares pursuant to our share repurchase plan, at an average price per share of $34.63. No Class D Shares were repurchased during the three months ended September 30, 2026 or during the three and nine months ended September 30, 2025.
During the three and nine months ended September 30, 2026, we repurchased 163,554 and 264,367 Class I-Series 1 Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $35.72 and $35.36, respectively. During both the three and nine months ended September 30, 2025, we repurchased 1,229 Class I-Series 1 Shares pursuant to our share repurchase plan, at an average price per share of $31.42.

During the three and nine months ended September 30, 2026, we repurchased 768 and 2,029 Class S Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $35.09 and $34.00, respectively. No Class S Shares were repurchased during the three and nine months ended September 30, 2025.

During the three months ended September 30, 2026 and 2025, we repurchased 108,706 and 1,027 Class U Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $35.08 and $31.12, respectively. During the nine months ended September 30, 2026 and 2025, we repurchased 263,769 and 4,425 Class U Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $34.50 and $30.60, respectively.

During both the three and nine months ended September 30, 2026, we repurchased 95,951 Class R-D Shares pursuant to our share repurchase plan, at an average price per share of $35.43. No Class R-D Shares were repurchased during the three and nine months ended September 30, 2025.

During the three months ended September 30, 2026 and 2025, we repurchased 390,882 and 102,429 Class R-I Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $35.67 and $31.37, respectively. During the nine months ended September 30, 2026 and 2025, we repurchased 1,387,903 and 132,873 Class R-I Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $35.02 and $31.07, respectively.

During the three months ended September 30, 2026 and 2025, we repurchased 794,326 and 188,628 Class R-U Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $34.77 and $30.90, respectively. During the nine months ended September 30, 2026 and 2025, we repurchased 1,879,451 and 376,760 Class R-U Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $34.17 and $30.37, respectively.

During the three and nine months ended September 30, 2026, we repurchased 147,337 and 165,987 Class F Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $38.01 and $37.74, respectively. No Class F Shares were repurchased during the three and nine months ended September 30, 2025.

9. Distributions
The Company did not declare or pay any distributions during the nine months ended September 30, 2026 and 2025.

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

Funding Commitments and Others

The Company had $151,324 and $154,215 of unfunded commitments in portfolio companies as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company alongside other KKR-managed vehicles organized outside of the United States that partially share similar objectives, structures and strategies with the Company (collectively, the “Private Equity K-Series Platform”) made additional conditional commitments to purchase new investments up to $1,250,000 and $0, respectively. Conditional commitments are held among the Private Equity K-Series Platform, and the Company’s allocation will be determined at closing. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions, and there can be no assurance that such transactions will close as expected or at all.
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

11. Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the nine months ended September 30, 2026:

	Class D Shares	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares(1)
Net asset value per share at beginning of period (January 1, 2026)	$32.72	$33.61	$30.98	$30.97	$32.53	$33.28	$30.75	$35.37	$35.09	$35.09
Consideration from the issuance of shares	0.33	0.09	3.43	0.96	—	—	—	—	—	—
Repurchase of shares	—	—	(0.01)	—	(0.01)	(0.01)	(0.05)	—	—	—
Early repurchase fee	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Transfers in	—	—	—	—	—	—	—	—	—	—
Transfers out	(0.01)	—	—	—	—	—	(0.03)	—	—	—
Net increase (decrease) in net assets resulting from capital activity	0.33	0.10	3.43	0.97	—	—	(0.07)	0.01	0.01	0.01
Net investment (loss) income(2)	(0.49)	(0.50)	(0.50)	(0.49)	(0.46)	(0.47)	(0.45)	0.18	0.18	0.18
Net realized gain (loss) and change in unrealized appreciation (depreciation)(3)	3.35	3.38	3.23	3.30	3.35	3.39	3.31	3.59	3.59	3.59
Net increase in net assets resulting from operations	2.86	2.88	2.73	2.81	2.89	2.92	2.86	3.77	3.77	3.77
Accrued shareholder servicing fees and distribution fees(2)	(0.31)	—	(3.47)	(1.04)	(0.02)	—	(0.01)	—	—	—
Net asset value per share at the end of period (September 30, 2026)	$35.60	$36.59	$33.67	$33.71	$35.40	$36.20	$33.53	$39.15	$38.87	$38.87
Weighted average shares outstanding at end of period (September 30, 2026)	8,742,807	68,979,357	1,040,477	80,111,624	11,231,796	60,062,446	101,547,913	6,265,726	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value(4):
Operating expenses(5)(6)	0.78%	0.77%	0.92%	0.81%	0.65%	0.64%	0.68%	0.29%	0.29%	0.29%
Performance Participation Allocation(5)	1.48%	1.46%	1.57%	1.55%	1.51%	1.48%	1.57%	—%	—%	—%
Total operating expenses(5)(7)	2.26%	2.23%	2.49%	2.36%	2.16%	2.12%	2.25%	0.29%	0.29%	0.29%
Net investment (loss) income(5)	(1.44)%	(1.42)%	(1.53)%	(1.51)%	(1.36)%	(1.34)%	(1.41)%	0.49%	0.50%	0.50%
Total GAAP return attributed to Shares based on net asset value(8)	8.80%	8.87%	8.68%	8.85%	8.82%	8.77%	9.04%	10.69%	10.77%	10.77%

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the nine months ended September 30, 2025:

	Class D Shares	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares(1)
Net asset value per share at beginning of period (January 1, 2025)	$—	$28.94	$—	$26.93	$28.26	$28.90	$26.73	$29.63	$29.64	$29.64
Consideration from the issuance of shares, net	30.14	0.24	34.84	5.51	0.05	—	0.19	—	—	—
Repurchase of shares	—	—	—	—	—	—	—	—	—	—
Early repurchase fee	—	—	—	—	—	—	—	—	—	—
Transfers in	—	—	—	—	—	—	—	—	—	—
Transfers out	(0.01)	—	—	—	(0.01)	—	—	—	—	—
Net increase in net assets resulting from capital activity	30.13	0.24	34.84	5.51	0.04	—	0.19	—	—	—
Net investment (loss) income(2)	(0.41)	(0.48)	(0.38)	(0.47)	(0.52)	(0.52)	(0.51)	0.19	0.19	0.19
Net realized gain (loss) and change in unrealized appreciation (depreciation)(3)	3.08	3.93	0.50	2.45	3.95	3.97	3.89	4.10	4.10	4.10
Net increase in net assets resulting from operations	2.67	3.45	0.12	1.98	3.43	3.45	3.38	4.29	4.29	4.29
Accrued shareholder servicing fees and distribution fees(2)	(1.00)	—	(4.79)	(4.25)	(0.10)	—	(0.36)	—	—	—
Net asset value per share at the end of period (September 30, 2025)	$31.80	$32.63	$30.17	$30.17	$31.63	$32.35	$29.94	$33.92	$33.93	$33.93
Weighted average shares outstanding at end of period (September 30, 2025)	3,431,403	15,902,054	69,977	23,410,427	11,335,981	60,071,591	103,707,078	1,875,390	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value(4):
Operating expenses before expenses recouped by Manager(5)(6)	0.22%	0.24%	0.16%	0.26%	0.27%	0.26%	0.28%	0.26%	0.26%	0.26%
Operating expenses recouped by Manager(5)(6)	0.17%	0.18%	0.11%	0.19%	0.21%	0.20%	0.21%	0.20%	0.20%	0.20%
Operating expenses after expenses recouped by Manager(5)(6)	0.39%	0.42%	0.27%	0.45%	0.48%	0.46%	0.49%	0.46%	0.46%	0.46%
Performance Participation Allocation(5)	2.03%	2.34%	1.91%	2.43%	2.34%	2.29%	2.43%	—%	—%	—%

Total operating expenses(5)(7)(9)	2.42%	2.76%	2.18%	2.88%	2.82%	2.75%	2.92%	0.46%	0.46%	0.46%
Net investment (loss) income(5)	(1.36)%	(1.53)%	(1.29)%	(1.60)%	(1.73)%	(1.69)%	(1.80)%	0.60%	0.60%	0.60%
Total GAAP return attributed to Shares based on net asset value(8)	8.76%	12.75%	(0.88)%	12.03%	11.92%	11.94%	12.01%	14.48%	14.47%	14.47%

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
(8) The total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of Total Return as calculated for purposes of the Performance Participation Allocation as described in Note 6. Related Party Transactions. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Shares. The Company did not declare or pay any distributions during the nine months ended September 30, 2026 and 2025.
(9) Ratios presented after expenses recouped by Manager.

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

The Company holds certain investments which may generate U.S. source fixed or determinable annual or periodic gains, profits and income (“FDAP income”) subject to a 30% withholding tax for the non-U.S. corporate subsidiaries. If non-U.S. corporate subsidiaries of the Company receive U.S. source income that is not effectively connected with a U.S. trade or business, such income may be subject to a 30% withholding tax on its share of all U.S. source FDAP income unless certain statutory exceptions are met or a lower treaty rate applies (which may not be available or apply). The tax is expected to be withheld at the source by the U.S. payer, and taxes withheld can be used as a payment against the U.S. federal income tax liability of the non-U.S. corporate subsidiaries.

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

For the three months ended September 30, 2026 and 2025, the effective tax rates were 1.0% and 11.7%, respectively, and for the nine months ended September 30, 2026 and 2025, the effective tax rates were 0.1% and 7.8%, respectively. For both the three and nine months ended September 30, 2026 and 2025, the primary items giving rise to the difference between the 0.0% federal statutory rate applicable to partnerships and the effective tax rate is due to U.S. federal, state and local taxes on income from the Company’s subsidiaries that are treated as corporations for U.S. federal, state or local purposes.

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

14. Subsequent Events
Unregistered Sales of Equity Securities

On October 1, 2026, the Company sold the following Investor Shares of the Company (with the final number of shares determined on October 21, 2026) to third-party investors for cash:

Class	Number of Shares Sold	Net Consideration
Class D Shares	238,918	$8,689
Class I-Series 1 Shares	2,935,478	107,716
Class I-Series 3 Shares	2,800,000	70,000
Class S Shares	283,683	10,203
Class U Shares	2,583,405	92,898
		$289,506

Share Repurchases

On November 5, 2026, we repurchased 218,390, 168,333, 549,424, 541,394, 1,144,754, and 12,874 shares of Class I-Series 1 Shares, Class U Shares, Class R-D Shares, Class R-I Shares, Class R-U Shares, and Class F Shares, respectively, pursuant to our share repurchase plan, at a price per share of $36.69, $35.96, $36.39, $36.67, $35.66, and $39.36, respectively.

Performance Participation Allocation

On October 1, 2026, the Company issued 5,558,224 Class F Shares to KKR in satisfaction of the Performance Participation Allocation liability of $218,761 due to KKR as of September 30, 2026.

Line of Credit

On November 11, 2026, the Line of Credit Lender agreed to extend the Line of Credit an additional six months through June 18, 2027, subject to additional six-month extension options requiring the Line of Credit Lender’s approval.

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

Recent Developments

Portfolio Company Activity

During the three months ended September 30, 2026, the Company acquired indirect interests in the following new portfolio companies:

Portfolio Company	Description
FYidoctors	FYidoctors is an optometry provider with 370+ locations, offering comprehensive vision care services, personalized eye health treatments, and custom prescription lenses manufactured in-house and is based in Calgary, Canada.

In addition, during the same period, the Company acquired additional indirect interests in Industrial Physics, Lighthouse Learning and Hoken Minaoshi Honpo Co Ltd as part of add-on transactions.

The charts below present the diversification of our portfolio companies by strategy, sector and geography as of September 30, 2026, based upon the fair value of the portfolio companies, inclusive of transactions which were consummated by the date of this report but funded by the Company on or before September 30, 2026, if any (percentages in the graphs may not foot due to rounding). The diversification charts for sector and geography exclude our Liquidity Portfolio.

STRATEGY	SECTOR

GEOGRAPHY

The chart below presents the Company’s ten largest investments, based upon estimated fair value, as of September 30, 2026, based upon the fair value of the portfolio companies, inclusive of transactions which were consummated by the date of this report but funded by the Company on or before September 30, 2026, if any:

Portfolio Company	Sector	Country
Cotiviti Holdings, Inc.	Health Care	United States
Omnissa, LLC (f/k/a VMware End User Computing)	Information Technology	United States
Spectris plc	Industrials	United Kingdom
Exact Software Nederland BV	Information Technology	Netherlands
Wella Corp.	Consumer Staples	Switzerland
Söderberg & Partners Asset Management SA	Financials	Sweden
Flow Control Group	Industrials	United States
Fuji Soft Inc.	Information Technology	Japan
Nothing Bundt Cakes	Consumer Discretionary	United States
Biotage Sweden AB	Health Care	Sweden

During October 2026, the Company acquired indirect interests in the following new portfolio companies:

Portfolio Company	Description
A1 Garage Doors	A1 Garage Doors is a U.S. residential garage door services provider operating across 19 states, offering non-discretionary repair and maintenance and full door replacement through a company-owned platform and is based in Phoenix, Arizona.
Medicover Hospitals India	Sahrudaya Health Care Private Limited ("Medicover Hospitals India") is a multi-specialty hospital chain with 22 hospitals across 16 cities in South and West India, offering comprehensive private healthcare services and is based in Hyderabad, India.

In addition, during the same period, the Company acquired an additional indirect interest in Frontier Biosolutions and Marmic Holdings, Inc. as part of add-on transactions.

Business Environment

The United States and countries around the world have experienced elevated levels of market volatility and uncertainty driven by, among other things, geopolitical and global trade concerns, including, the imposition of tariffs and threats of tariffs and impacts from the conflicts in the Middle East. This volatility and uncertainty add to the various risks and uncertainties in the business environment in which we operate and may have various impacts, including on the valuations of certain of our portfolio companies, the pace and volume of our acquisitions, deployments, and realizations, and our fundraising activities.

Revolving Credit Agreement

On September 11, 2026, the Borrowers entered into an amended and restated Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Agreement”), pursuant to which the credit available to the Borrowers was increased from an aggregate principal amount of $1,225,000 to an aggregate principal amount of $1,325,000, with an uncommitted accordion feature that allows the Borrowers to increase the commitment to up to $2,500,000 in the aggregate. See “Note 7. Credit Facility” to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information regarding the Revolving Credit Agreement.

During the three months ended September 30, 2026, the Company remitted $1,725 to the Dealer Manager, an affiliate of the Company, for arranger fees related to the Revolving Credit Agreement.

Operating Results Highlights

During the three and nine months ended September 30, 2026, we raised aggregate subscription proceeds of $791,678 and $2,539,749, respectively, related to Investor Shares. These subscription proceeds were used, in part, to acquire our interests in new portfolio companies as well as add-on transactions in existing portfolio companies totaling $126,066 and $956,868, respectively, during the three and nine months ended September 30, 2026, respectively.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns(1)	Class D Shares	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares
Share class inception date	February 1, 2025	September 1, 2023	April 1, 2025	June 1, 2024	February 1, 2024	August 1, 2023	August 1, 2023
Three months ended September 30, 2026	2.66%	2.73%	2.51%	2.51%	2.72%	2.78%	2.56%
Nine months ended September 30, 2026	8.35%	8.55%	7.87%	7.86%	8.43%	8.64%	7.95%
Inception to date annualized September 30, 2026	14.09%	12.61%	11.78%	13.35%	13.47%	12.87%	11.88%
(1) “Inception to date annualized” for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company did not declare or pay any distributions from inception through September 30, 2026.

Results of Operations

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire portfolio companies with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

The following table presents our comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Investment income
Dividend income (net of withholding tax of $0, $7,543, $0, and $7,543, respectively)	$46,718	$37,175	$9,543	$93,057	$72,930	$20,127
Total investment income	46,718	37,175	9,543	93,057	72,930	20,127

Operating expenses
Performance participation allocation	61,217	61,999	(782)	168,603	151,484	17,119
Management fee expense	36,506	21,781	14,725	98,448	53,174	45,274
Professional fees	2,584	2,748	(164)	10,326	7,893	2,433
General and administration expenses	4,094	2,453	1,641	11,620	6,787	4,833
Directors’ fees and expenses	159	153	6	480	461	19
Interest expense	4,841	1,401	3,440	12,145	3,568	8,577
Total operating expenses	109,401	90,535	18,866	301,622	223,367	78,255
Less: Management fee and expense credits	(914)	(22,157)	21,243	(51,872)	(54,462)	2,590
Add: Expenses recouped by Manager	—	4,227	(4,227)	—	13,187	(13,187)
Net operating expenses	108,487	72,605	35,882	249,750	182,092	67,658
Net investment loss	(61,769)	(35,430)	(26,339)	(156,693)	(109,162)	(47,531)

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on:
Investments	134,483	—	134,483	134,483	32,761	101,722
Foreign currency	(472)	(1,003)	531	(642)	2,038	(2,680)
Foreign currency forward contracts	27,538	206	27,332	95,255	68	95,187
Total net realized gain (loss)	161,549	(797)	162,346	229,096	34,867	194,229

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation, foreign currency and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on:
Investments	277,204	367,491	(90,287)	1,007,595	815,379	192,216
Foreign currency translation	(2,978)	4,898	(7,876)	(88,545)	172,625	(261,170)
Foreign currency forward contracts	(19,547)	9,912	(29,459)	(14,844)	(94,957)	80,113
Foreign currency	1	(7)	8	81	—	81
Total net change in unrealized appreciation before income taxes	254,680	382,294	(127,614)	904,287	893,047	11,240
Provision for income taxes	3,576	33,757	(30,181)	1,142	56,672	(55,530)
Total net change in unrealized appreciation after income taxes	251,104	348,537	(97,433)	903,145	836,375	66,770
Net increase in net assets resulting from operations	$350,884	$312,310	$38,574	$975,548	$762,080	$213,468

A discussion of the results of operations for the three and nine months ended September 30, 2026 and 2025 is as follows:

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

For the three and nine months ended September 30, 2026 as compared to the same periods in 2025, dividend income increased by $9,543 and $20,127, respectively, driven by both an increase in dividend income received from portfolio companies and an increase in income from money market funds.

Operating Expenses

For the three and nine months ended September 30, 2026 as compared to the same periods in 2025, operating expenses increased by $18,866 and $78,255, respectively, primarily resulting from an increase in gross management fees (“Management Fee”) pursuant to the management agreement entered into between the Company and the Manager, (as amended and restated, the “Management Agreement”) earned by the Manager of $14,725 and $45,274, respectively, and interest expense of $3,440 and $8,577, respectively. Additionally, for the nine months ended September 30, 2026 as compared to the same period in 2025, the performance participation allocation (“Performance Participation Allocation”) increased by $17,119.

For the three and nine months ended September 30, 2026 as compared to the same periods in 2025, management fee and expense credits decreased by $21,243 and $2,590, respectively, resulting in an increase to net operating expenses. Additionally, during the three and nine months ended September 30, 2025, the Manager recouped expenses of $4,227 and $13,187, respectively, incurred by the Company, pursuant to the Amended and Restated Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”). All amounts subject to recoupment by the Manager pursuant to the Expense Limitation Agreement were recouped as of September 30, 2025, therefore, no such expenses were recouped during the three and nine months ended September 30, 2026.

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

For the three and nine months ended September 30, 2026 as compared to the same periods in 2025, net realized gains increased by $162,346 and $194,229, respectively, primarily driven by an increase in realized gain on investments of $134,483 and $101,722, respectively, and an increase in realized gain on foreign currency forward contracts of $27,332 and $95,187, respectively. During both the three and nine months ended September 30, 2026, we recorded a realized gain on investments of $134,483 resulting from the sale of an asset during the three months ended September 30, 2026, compared to a realized gain of $32,761 during the nine months ended September 30, 2025, with no such gain realized during the three months ended September 30, 2025. The increase in realized gain on foreign currency forward contracts was primarily driven by the timing of contract settlements.

For the three and nine months ended September 30, 2026 as compared to the same periods in 2025, total net change in unrealized appreciation before income taxes decreased by $127,614 and increased by $11,240, respectively. The change for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to a decrease in appreciation on investments of $90,287, largely driven by the reversal of previously recorded unrealized appreciation on an investment sold during the third quarter of 2026, which became realized during the same period.

The increase in total net change in unrealized appreciation before income taxes of $11,240 when comparing the nine months ended September 30, 2026 to the comparable period in 2025 was driven by an increase in unrealized appreciation on investments of $192,216 related to the change in value of portfolio companies, offset in part by the reversal of previously recorded unrealized appreciation on an investment sold during the third quarter of 2026, which became realized during the same period, and an increase in unrealized appreciation on foreign currency forward contracts of $80,113, offset in part by an unfavorable change in unrealized appreciation (depreciation) in foreign currency translation.

We recorded unrealized depreciation on foreign currency translation of $88,545 during the nine months ended September 30, 2026 compared to unrealized appreciation on foreign currency translation of $172,625, during the nine months ended September 30, 2025, related to the change in value based upon changes in foreign currency exchange rates.

Provision for Income Taxes

The Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level, resulting in a provision for income taxes. For the three and nine months ended September 30, 2026 as compared to the same periods in 2025, provision for income taxes decreased by $30,181 and $55,530, respectively. The changes period-over-period were the result of the change in unrealized appreciation (depreciation) due to the movement in value of portfolio companies for investments that are subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

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

The following table provides a breakdown of the major components of our Transactional Net Asset Value as of September 30, 2026 ($ in thousands, except shares):

Components of Transactional Net Asset Value	September 30, 2026
Investments at fair value (cost of $8,333,024)	$10,872,898
Cash and cash equivalents	2,655,346
Foreign currencies at fair value (cost of $192)	187
Other assets	55,287
Other liabilities	(51,938)
Accrued performance participation allocation	(218,761)
Accrued shareholder servicing fees and distribution fees (1)	(10,340)
Management fee payable	(35,592)
Transactional Net Asset Value	$13,267,087
Number of outstanding shares	366,053,353

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

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of September 30, 2026 ($ in thousands, except shares and per share data):

Transactional Net Asset Value Per Share	Class D Shares	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R-I Shares	Class R-U Shares	Class F Shares	Class G Shares	Class H Shares	Total
Transactional Net Asset Value	$375,152	$3,071,148	$65,630	$3,344,864	$406,054	$2,191,726	$3,569,251	$243,258	$2	$2	$13,267,087
Number of outstanding shares	10,315,380	83,694,809	1,824,736	93,017,517	11,157,285	59,773,878	100,089,030	6,180,638	40	40	366,053,353
Transactional Net Asset Value per Share as of September 30, 2026	$36.37	$36.69	$35.97	$35.96	$36.39	$36.67	$35.66	$39.36	$39.36	$39.36

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Consolidated Statements of Assets and Liabilities to our Transactional Net Asset Value:

September 30, 2026
GAAP Net Asset Value	$12,783,074
Adjustment:
Accrued shareholder servicing fees and distribution fees(1)	379,658
Deferred tax liabilities of certain taxable subsidiaries(2)	104,355
Transactional Net Asset Value	$13,267,087

(1) Represents an adjustment to reflect shareholder servicing fees and distribution fees related to Class D, Class S, Class U, Class R-D and Class R-U shares sold as they are accrued on a monthly basis.

(2) Represents an adjustment to exclude tax liabilities of certain taxable subsidiaries through which the Company holds portfolio companies that are contingent upon the expected manner of the divestment of the associated underlying portfolio companies and are not reasonably expected to be recognized by the Company.

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for portfolio companies that are valued at fair value as of September 30, 2026:

Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Weight Ascribed to Market Comparables	48.0%	0.0% - 100.0%
	Weight Ascribed to Discounted Cash Flow	47.0%	0.0% - 75.0%
	Weight Ascribed to Transaction Price/Other	5.0%	0.0% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	14.2x	5.5x - 25.5x
	Enterprise Value / Forward Revenues Multiple	8.7x	2.3x - 12.0x

Discounted Cash Flow	Weighted Average Cost of Capital	14.5%	7.1% - 25.1%
	Enterprise Value / EBITDA Exit Multiple	14.8x	8.0x - 23.3x

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

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by our independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our asset values as of September 30, 2026:

Input	Hypothetical Change	Portfolio Company Values
Weighted Average Cost of Capital	0.25% decrease	+0.78%
	0.25% increase	-0.75%

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

As of September 30, 2026 and December 31, 2025, the fair value of our foreign currency forward contracts was a net asset of $7,586 and $22,430, respectively. As of September 30, 2026 and December 31, 2025, we recorded unrealized appreciation on foreign currency forward contracts of $21,580 and $27,607, respectively, as an asset in the Consolidated Statements of Assets and Liabilities and unrealized depreciation on foreign currency forward contracts of $13,994 and $5,177, respectively, as a liability in the Consolidated Statements of Assets and Liabilities.

For the three and nine months ended September 30, 2026, we recorded a change in net unrealized depreciation on foreign currency forward contracts of $19,547 and $14,844, respectively, and a realized gain on foreign currency forward contracts of $27,538 and $95,255, respectively, in the Consolidated Statements of Operations.

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
During the nine months ended September 30, 2026, we repurchased 4,904 Class D Shares pursuant to our share repurchase plan, at an average price per share of $34.63. No Class D Shares were repurchased during the three months ended September 30, 2026 or during the three and nine months ended September 30, 2025.
During the three and nine months ended September 30, 2026, we repurchased 163,554 and 264,367 Class I-Series 1 Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $35.72 and $35.36, respectively. During both the three and nine months ended September 30, 2025, we repurchased 1,229 Class I-Series 1 Shares pursuant to our share repurchase plan, at an average price per share of $31.42.

During the three and nine months ended September 30, 2026, we repurchased 768 and 2,029 Class S Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $35.09 and $34.00, respectively. No Class S Shares were repurchased during the three and nine months ended September 30, 2025.

During the three months ended September 30, 2026 and 2025, we repurchased 108,706 and 1,027 Class U Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $35.08 and $31.12, respectively. During the nine months ended September 30, 2026 and 2025, we repurchased 263,769 and 4,425 Class U Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $34.50 and $30.60, respectively.

During both the three and nine months ended September 30, 2026, we repurchased 95,951 Class R-D Shares pursuant to our share repurchase plan, at an average price per share of $35.43. No Class R-D Shares were repurchased during the three and nine months ended September 30, 2025.

During the three months ended September 30, 2026 and 2025, we repurchased 390,882 and 102,429 Class R-I Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $35.67 and $31.37, respectively. During the nine months ended September 30, 2026 and 2025, we repurchased 1,387,903 and 132,873 Class R-I Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $35.02 and $31.07, respectively.

During the three months ended September 30, 2026 and 2025, we repurchased 794,326 and 188,628 Class R-U Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $34.77 and $30.90, respectively. During the nine months ended September 30, 2026 and 2025, we repurchased 1,879,451 and 376,760 Class R-U Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $34.17 and $30.37, respectively.

During the three and nine months ended September 30, 2026, we repurchased 147,337 and 165,987 Class F Shares, respectively, pursuant to our share repurchase plan, at an average price per share of $38.01 and $37.74, respectively. No Class F Shares were repurchased during the three and nine months ended September 30, 2025.

Liquidity and Capital Resources

As of September 30, 2026, the Company had $2,655,346 and $187 in cash and cash equivalents and foreign currencies at fair value, respectively. Our current cash and cash equivalents and foreign currencies at fair value balances are generally reflective of the cash necessary to fund normal operations, with our cash and cash equivalents consisting primarily of money market funds.

In addition, the Borrowers have entered into the Revolving Credit Agreement, under which the Borrowers have available borrowings in an aggregate principal amount of up to $1,325,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $2,500,000 in the aggregate. The obligations of the Borrowers under the Revolving Credit Agreement are secured by a pledge of certain accounts of such Borrowers. The Revolving Credit Agreement matures on September 11, 2029, unless there is an earlier termination or an acceleration following an event of default. As of September 30, 2026, the Borrowers did not have an outstanding balance under the Revolving Credit Agreement.

On December 20, 2023, certain wholly-owned subsidiaries of the Company entered into the Line of Credit (as defined in “Note 6. Related Party Transactions” to our consolidated financial statements found elsewhere in this Quarterly Report on Form 10-Q) to provide for up to a maximum aggregate principal amount of $300,000 with KKR Alternative Assets LLC, an affiliate of the Company. As of September 30, 2026, there was no outstanding balance under the Line of Credit.

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
Cash Flows

Cash used in operating activities

Net cash flow used in operating activities was $655,423 for the nine months ended September 30, 2026 and was primarily the result of funding the acquisitions of portfolio companies, partially offset by proceeds received from the sale of investments during the period.

Cash provided by financing activities

Net cash flow provided by financing activities was $2,346,755 for the nine months ended September 30, 2026, which primarily reflects the proceeds from the sale of Shares pursuant to our Private Offering, partially offset by share repurchases made during the period.
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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares, Class R-U Shares and Class R-D Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgments and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder servicing fees and distribution fees entail uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of September 30, 2026 and December 31, 2025, the Company had accrued $389,998 and $338,409, respectively, of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class R-U Shares, Class R-D Shares, Class D Shares, Class S Shares and Class U Shares sold.

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
Contractual Obligations
See “Note 10. Commitments and Contingencies,” to our consolidated financial statements in this Quarterly Report on Form 10-Q for any contractual obligations and commitments with payments due subsequent to September 30, 2026.

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

Changes in Fair Value

All of our portfolio companies as of September 30, 2026 are reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on portfolio companies held as of September 30, 2026, we estimate that an immediate 10% decrease in the fair value of portfolio companies generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of the portfolio companies as of September 30, 2026, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III portfolio companies would result in a decline in net increase in net assets resulting from operations of $1,081,912, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our portfolio companies were denominated as of September 30, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $67,401, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our fixed income investments to increase. As of September 30, 2026, we had no indebtedness.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, the Company repurchased Shares in the following amounts:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2026 to July 31, 2026)	—	—	—	—
Month #2 (August 1, 2026 to August 31, 2026)	1,701,524	$35.41	1,701,524	—
Month #3 (September 1, 2026 to September 30, 2026)	—	$—	—	—
Total	1,701,524		1,701,524	—

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

Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Not applicable.

Item 6.    Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Certificate of Formation, dated December 6, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on April 14, 2023)

3.2	Seventh Amended and Restated Limited Liability Company Agreement, dated as of July 2, 2026, between KKR DAV Manager LLC and the Members (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2026)

4.1	Share Repurchase Plan, dated as of July 2, 2026 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2026)

10.1	Second Amended and Restated Management Agreement, dated July 2, 2026, between KKR Private Equity Conglomerate LLC and KKR DAV Manager LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2026)

10.2	Amended and Restated Dealer-Manager Agreement, dated July 2, 2026, between KKR Private Equity Conglomerate LLC and KKR Capital Markets LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2026)

10.3	Amended and Restated Revolving Credit Agreement, dated as of September 11, 2026, among certain indirect subsidiaries of KKR Private Equity Conglomerate LLC, as borrowers, Sumitomo Mitsui Banking Corporation, as joint lead arranger and administrative agent, KKR Capital Markets LLC, as joint lead arranger, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 14, 2026)

10.4	Form of Lender Joinder Agreement to the Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 14, 2026)

31.1	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR PRIVATE EQUITY CONGLOMERATE LLC

/s/ Elizabeth Van Aken
Date:	November 13, 2026	Elizabeth Van Aken
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)